Form 10-K
period 1993-12-31
SHAWMUT NATIONAL CORP
filed 1994-03-02
CIK 823393

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549



                                    FORM 10-K

           xANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1993

                                        OR

           "TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
           For the transition period from         to


                          Commission file number 1-10102

                       SHAWMUT NATIONAL CORPORATION
              (Exact name of registrant as specified in its charter)

                        Delaware                          06-1212629
               (State or other jurisdiction of    (I.R.S. Employer
																incorporation or organization)     Identification No.)

            777 Main Street, Hartford, Connecticut                06115
           One Federal Street, Boston, Massachusetts              02211
           (Addresses of principal executive offices)
           (Zip Codes)

           Registrant's telephone numbers, including area codes
           (203) 728-2000 and (617) 292-2000

           Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
                 Title of each class                     which registered
              Common Stock, par value $0.01         New York Stock Exchange
              Depositary Shares representing a one-tenth
                 interest in a share of  9.30% cumulative
                 preferred stock   ($250 stated value)   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                       None

                                 (Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                            (Cover Page 1 of 2 Pages)

                                                       Page 1 of  111   Pages

                                                     Exhibits Index on Page 20

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           The aggregate market value of the voting stock held by nonaffiliates of the registrant was
           $2,073,835,013.12 on February 22, 1994.

           As of February 22, 1994, 95,899,885 shares of the
           Corporation's common stock, $0.01 par value, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

           Selected information from the Corporation's 1994 Proxy Statement for the annual meeting to be held April 26, 1994, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.


                            (Cover Page 2 of 2 Pages)

                           SHAWMUT NATIONAL CORPORATION

                       ANNUAL REPORT FOR 1993 ON FORM 10-K


                                TABLE OF CONTENTS

                                                                   PAGE

           PART 1

           Item 1.  Business                                        4
           Item 2.  Properties                                     10
           Item 3.  Legal Proceedings                              10
           Item 4.  Submission of Matters To a Vote of Security
                     Holders                                       12
           Executive Officers of the Registrant                    12


           PART II

           Item 5.  Market for the Registrant's Common Equity and
                     Related Stockholder Matters                   15
           Item 6.  Selected Financial Data                        15
           Item 7.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations 15
           Item 8.  Financial Statements and Supplementary Data    15
           Item 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure        16


           PART III

           Item 10.  Directors and Executive Officers of the
                      Registrant                                   16
           Item 11.  Executive Compensation                        16
           Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management                        16
           Item 13.  Certain Relationships and Related
                      Transactions                                 16


           PART IV


           Item 14.  Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K                          16

                                      PART I

           ITEM 1.  Business.

               Shawmut National Corporation ("Corporation") is a multibank holding company, registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). It was organized under the laws of the State of Delaware in October, 1987 and became a bank holding company on February 29, 1988 through the consummation of a plan of reorganization between Hartford National Corporation ("HNC") and Shawmut Corporation ("SC") pursuant to which both HNC and SC became wholly owned subsidiaries of the Corporation (the "Reorganization"). The Corporation maintains dual headquarters in the States of Connecticut and Massachusetts.

               The principal business of the Corporation is to provide, through its bank subsidiaries, comprehensive corporate, commercial, correspondent and individual banking services, and personal and corporate trust services through its network of approximately 270 branches located throughout Connecticut, Massachusetts and Rhode Island. The Corporation's principal subsidiaries are Shawmut Bank Connecticut, National Association ("SBC"), Hartford, Connecticut and Shawmut Bank, National Association
               ("SBM"), Boston, Massachusetts.

               SBC is among the oldest banks in the United States, having opened for business on
               August 9, 1792 under a charter granted by the State of Connecticut to its first predecessor on May 29, 1792. In 1865 SBC converted into a national banking association, in 1969 it became a subsidiary of HNC, and in 1993 its present name was adopted. At December 31, 1993, SBC had assets of $14.5 billion and deposits of $8.4 billion. SBC had trust assets under management totaling $8.4 billion as of December 31, 1993.

               SBM, also among the oldest banks in the United States, was established in 1836, under a charter granted by the Commonwealth of Massachusetts to its first predecessor. In 1864 SBM converted to a national banking association, in 1964 it became a subsidiary of SC, and in 1986 its present name was adopted. At December 31, 1993, SBM had assets of $12.9 billion and deposits of $7.5 billion. SBM had trust assets under management totaling
               $4.2 billion as of December 31, 1993.

               Through Shawmut Mortgage Company ("SMC"), which became a subsidiary of SBC at close of business December 31, 1993, the Corporation provides other financial services. With its principal office in West Hartford, Connecticut, SMC originates, sells and services substantially all of the residential mortgages among the Corporation's subsidiaries. In addition to its principal office, SMC maintains a network of 10 production offices in Connecticut, Massachusetts, Rhode Island and New Hampshire. At December 31, 1993 it had assets of $508 million.

               At December 31, 1993, the Corporation had assets of $27.2 billion, deposits of $15.3 billion, loans of $15.4 billion and shareholders' equity of $1.8 billion. A more detailed discussion concerning the Corporation's financial condition is contained in Part II of this report.

               Supervision and Regulation

               General

               The Corporation is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHCA, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. As a bank holding company, the Corporation's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Corporation may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

               The Corporation's subsidiary banks are subject to supervision and examination by various regulatory authorities. The Office of the Comptroller of the Currency (the "OCC") is the primary bank supervisor of the Corporation's bank subsidiaries, SBC and SBM, both of which are national banks. The deposits of the Corporation's subsidiary banks are insured by, and therefore the subsidiary banks are subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"), and are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Corporation's subsidiary banks. Regulatory limitations on the payment of dividends to the Corporation by its banking subsidiaries are discussed in Note 16 (Regulatory Matters) to the consolidated financial statements on page F-34 of this report.

               Holding Company Liability

               Federal Reserve Board policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also could be liable under certain provisions of a new banking law for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for a subsequent breach of such obligation will generally have priority over most other unsecured claims.

               Transactions with Affiliates

               The Corporation's subsidiary banks are subject to restrictions under federal law which limit certain transactions by each of them with the Corporation and its nonbanking subsidiaries, including loans, other extensions of credit, investments or asset purchases. Such transactions by any subsidiary bank with any one affiliate are limited in amount to 10 percent of such subsidiary bank's capital and surplus and with all affiliates to 20 percent of such subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in accordance with specific statutory requirements. The purchase of low quality assets from affiliates is generally prohibited. Federal law also provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-qualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies.

               Certain regulations require the maintenance of minimum risk-based capital ratios, which are calculated with reference to risk-weighted assets, which include on- and off-balance sheet exposures. The Federal Reserve Board and the OCC have established guidelines for both the Corporation and its national banks, which are generally similar. The Federal Reserve Board and the OCC have also adopted minimum leverage ratios for bank holding companies and national banks. For a further discussion concerning capital guidelines and minimum leverage ratios, see Note 16 (Regulatory Matters) to the consolidated financial statements on page F-34 of this report.

               FIRREA

               Recent federal legislation that affects the competitive environment for the Corporation and its subsidiaries includes the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") which, among other things, provides for the acquisition of thrift institutions by bank holding companies, increases deposit insurance assessments for insured banks, broadens the enforcement power of federal bank regulatory agencies, and provides that any FDIC-insured depository institution may be liable for any loss incurred by the FDIC, or any loss which the FDIC reasonably anticipates incurring, in connection with the default of any commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any such institution in danger of default.

               Recent Statutory Changes

               The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revises the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

               Among other things, FDICIA requires the federal banking regulators to take prompt supervisory and regulatory actions against undercapitalized depository institutions. FDICIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

               Under the regulations, a "well capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier I capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized." An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier 1 capital to total risk-weighted assets ratio of less than 3 percent or a Tier 1 leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a Tier 1 leverage ratio of 2 percent or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution were in the next lowest capital category.

               FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Effective December 19, 1993, undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth and activity limitations and are required to submit "acceptable" capital restoration plans. Such a plan will not be accepted unless, among other things, the depository institution's holding company guarantees the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized and may be placed into conservatorship or receivership.

               Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, more stringent requirements to reduce total assets, cessation of receipt of deposits from correspondent banks, further activity restricting prohibitions on dividends to the holding company and requirements that the holding company divest its bank subsidiary, in certain instances. Subject to certain exceptions, critically undercapitalized depository institutions must have a conservator or receiver appointed for them within a certain period after becoming critically undercapitalized.

               Brokered Deposits

               FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits (which term is defined to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. For purposes of this regulation, a bank is defined to be well capitalized if it maintains a leverage ratio of at least 5 percent, a risk-adjusted Tier 1 capital ratio of at least 6 percent and a risk-adjusted total capital ratio of at least 10 percent and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank that is adequately capitalized and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well capitalized. For the capital ratios of the Corporation's bank subsidiaries, see "Capital Requirements and Dividends" on page F-61 and Note 16 (Regulatory Matters) on page F-34 of this report. The Corporation does not believe that the brokered deposits regulation will have a material effect on the funding or liquidity of any of the Corporation's subsidiary banks.

               Regulatory Restrictions on Dividends

               It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs. The policy further provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its subsidiary banks. Principal sources of revenues for the Corporation are dividends received from its banks and other subsidiaries and interest earned on short-term investments and advances to subsidiaries. Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are national banks. Two different calculations are performed to measure the amount of dividends that may be paid: a recent earnings test and an undivided profits test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a national bank in any calendar year is in excess of the current year's net profits combined with the retained net profits of the two preceding years unless the bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank's undivided profits then on hand, after deducting bad debts in excess of the reserve for loan losses. Under the recent earnings test, which is the more restrictive of the two tests, at January 1, 1994, SBC could pay up to $113.8 million in dividends to HNC, the bank's lower-tiered parent holding company. SBM, under the recent earnings test at January 1, 1994, could pay up to $210.7 million in dividends to SC, the bank's lower-tiered parent holding company. SBC and SBM had undivided profits of $262.9 million and $469.6 million, respectively, at December 31, 1993.

               In addition, the Federal regulatory agencies are authorized to prohibit a banking organization from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.


               FDIC Insurance Assessments

               The Corporation's subsidiary banks, the deposits of which are insured by the Bank Insurance Fund (the "BIF") of the FDIC, are subject to FDIC deposit insurance assessments.

               The FDIC has adopted a risk-based assessment system under which the assessment rate for an insured depository institution varies according to the level of risk involved in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses. Group "B" institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration. Group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF member institution is assigned an annual FDIC assessment rate varying between 0.23 percent and 0.31 percent of deposits. It remains possible that assessments will be raised to higher levels in the future. The FDIC is also authorized to impose special additional assessments.

               Conservatorship and Receivership Powers of Federal
               Banking Agencies

               FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event a bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the bank insurance fund ("BIF") of the FDIC, such as liquidation. In any event, if any of the Corporation's subsidiary banks were placed into conservatorship or receivership, because of the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended, the Corporation as the sole stockholder of the Corporation's subsidiary banks would likely lose its investment in its subsidiary banks.

               The FDIC may provide federal assistance to a "troubled institution" without placing the institution into conservatorship or receivership. In such case, pre-existing debtholders and shareholders may be required to make substantial concessions and, insofar as practical, the FDIC will succeed to their interests in proportion to the amount of federal assistance provided.

               Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds are from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that FDICIA and the implementing regulations to be adopted thereunder, or any other potential legislation, if enacted, would have upon its financial condition or results of operations.

               Competition

               The banking business in New England is highly competitive. All of the Corporation's subsidiary banks and related financial services subsidiaries compete actively with national and state banks, savings banks, savings and loan associations, credit unions, finance companies, money market funds, mortgage banks, insurance companies, investment banking firms, brokerage firms and other nonbank institutions that provide one or more of the services offered by the Corporation's subsidiaries.

               In addition to national and regional economic problems, the banking industry is in a period of consolidation and regulatory reform that will affect banks in all regions of the country.

               The Corporation does not believe that there will be any material effect on capital expenditures, results of operations, financial condition or the competitive position of itself or any of its subsidiaries with regard to compliance with federal, state or local requirements related to the general protection of the environment.

               Employees

               As of December 31, 1993, the Corporation and its subsidiaries employed 10,060 persons (full-time equivalent).

               Supplementary Information

               The following supplementary information, some of which is required under Guide 3 (Statistical Disclosure by Bank Holding Companies), is found in this report on the pages indicated below, and should be read in conjunction with the related financial statements and notes thereto.

               Selected Financial Data                   F-43
               Rate-volume Analysis                      F-50
               Credit Risk Management                    F-64
               Loan Portfolio                            F-65
               Nonaccruing Loans, Restructured Loans
                 and Accruing Loans Past Due 90 Days
                 or More                                 F-66
               Loan Loss Experience                      F-69
               Provision and Reserve for Loan Losses     F-69
               Foreclosed Properties                     F-71
               Maturity of Loans                         F-76
               Maturity of Securities                    F-76
               Securities                                F-76
               Consolidated Short-term Borrowings        F-77
               Domestic Time Deposits of $100 Thousand
                 or More                                 F-78
               Consolidated Average Balance Sheet, Net
                 Interest Income and Interest Rates      F-80

               ITEM 2.  Properties.

               The principal offices of the Corporation are located at 777 Main Street, Hartford, Connecticut and One Federal Street, Boston, Massachusetts.

               Properties and land owned and used by the Corporation and its subsidiaries had a net book value at December 31, 1993 of $198.9 million. None of these properties is subject to any material encumbrance.

               The Corporation and its subsidiaries lease properties from other parties and, during 1993, paid rentals of $46.0 million on these properties, net of subleases of $1.5 million. See Note 5 (Premises and Equipment) to the consolidated financial statements, which appears in
               Part II, Item 8, and on page F-18 of this report.

               The premises occupied or leased by the Corporation and its subsidiaries are considered to be well located and suitably equipped to serve as banking facilities. Neither the location of any particular office nor the unexpired term of any lease is deemed material to the business of the Corporation.

           ITEM 3.  Legal Proceedings.

               The Corporation and certain of its officers and directors were named as defendants in certain purported class action and derivative lawsuits filed during 1990 and 1991. Among other things, the complaints in the actions alleged violations of federal securities laws and negligent misrepresentation based upon certain allegedly false and misleading public statements relating to the Corporation's financial position and omissions in the Corporation's public reports, as well as breach of fiduciary duty by the Corporation's board of directors and senior executives.

               The Corporation and the plaintiffs entered into a settlement that was approved by the Court on October 27, 1992 as fair, reasonable and adequate after notice to all shareholders and members of an agreed upon class in the actions (which was defined to include all purchasers of the Corporation's common stock between December 8, 1988 and January 24, 1991) and a hearing. All claims have been dismissed with prejudice. The settlement provides that the Corporation will distribute to the members of the class who file proofs of claims that are approved by the court warrants to purchase the Corporation's common stock. The warrants will have an exercise price equal to the average closing price of the Corporation's common stock for a fixed period prior to the distribution, shall be listed on a national securities exchange, shall be freely tradable upon issuance and shall be exercisable for a period of one year, beginning one year after the warrants are distributed to class members. As a part of the settlement, defendants agreed to pay the costs of identifying and providing notice to members of the class and all costs associated with issuance of the warrants and the shares of common stock underlying the warrants and certain fees and expenses of plaintiffs. On January 7, 1994, the Corporation entered into a warrant agreement that provides for the issuance of 1,329,115 shares of the Corporation's common stock. The warrants were issued January 18, 1994 with an exercise price of $22.11. The warrants are traded on the New York Stock Exchange.

               Defendants vigorously denied all allegations of wrongdoing in these actions, and agreed to settle these actions solely to avoid the time and expense of contesting this burdensome litigation. The settlement did not have a material effect on the Corporation's results of operations or financial condition.

               During 1993, Shawmut Mortgage Company, which was then the Corporation's nonbank, mortgage lending subsidiary, was the subject of an investigation by the U.S. Department of Justice ("DOJ") and the Federal Trade Commission ("FTC") concerning possible discriminatory mortgage lending practices. On December 13, 1993, without admitting any wrongdoing, Shawmut Mortgage Company entered into a consent decree with the DOJ and the FTC regarding past lending practices. Pursuant to the consent decree, Shawmut Mortgage Company established a $960,000 monetary fund to compensate minority loan applicants who were denied mortgages between January 1990 and October 1992 but whose applications would be approved under the Corporation's more recent flexible underwriting criteria. This settlement did not have a material effect on the Corporation's results of operations or financial condition. As of December 31, 1993, full ownership of SMC was transferred to the Corporation's bank subsidiary, SBC.

               In addition, the Attorney General in the Commonwealth of Massachusetts started an investigation of Shawmut Mortgage Company for racial bias in its lending practices. The Corporation, together with the Massachusetts Bankers Association (the "MBA") and other banks in the region, resolved the investigation by agreeing to submit certain application files to an independent underwriting panel for review. Any applicants that the panel determines were impermissibly denied a loan will be given a $15,000 damage award. SMC will submit approximately 25 files for review. The MBA agreed to encourage its members to take affirmative lending measures, virtually all of which are currently in place at the Corporation.

               Shawmut Bank Connecticut, N.A., one of the Corporation's subsidiaries, which served as indenture trustee for certain healthcare receivable backed bonds issued by certain special purpose subsidiaries (the "Towers subsidiaries") of Towers Financial Corporation ("Towers"), has been named in a lawsuit filed in federal court in Manhattan by purchasers of the bonds. The suit seeks damages in an undetermined amount equal to the difference between the current value of the bonds and their face amount of approximately $200 million, plus interest, as well as punitive damages. The Towers subsidiaries defaulted on the bonds and Towers and the subsidiaries later filed for bankruptcy protection. The complaint, which also names as a defendant the company that issued a double-A rating on the bonds, alleges that Towers engaged in a massive fraud against bondholders which, according to the complaint, should have been detected at an early stage by the bond rating agency and the indenture trustee. The Corporation believes that its actions were not the cause of any loss by the bondholders, and it is vigorously defending the action.

               The Corporation is also subject to various other pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of the other pending and threatened lawsuits will have a material effect on the Corporation's results of operations or financial condition.

           ITEM 4.  Submission of Matters to a Vote of Security
                     Holders.

               No matters were submitted to a vote of security holders during the fourth quarter of 1993.

           EXECUTIVE OFFICERS OF THE REGISTRANT

               All executive officers of the Corporation are appointed annually and serve at the pleasure of the board of directors. The terms of any positions in a subsidiary company extend until the next annual meeting of that company. The names, positions, ages and backgrounds of the Corporation's executive officers as of February 28, 1994 are set forth below.

               JOEL B. ALVORD, 55, is chairman, chief executive officer and a director of the Corporation, and a director of SBC and SBM. Mr. Alvord began his 30-year SBC tenure in 1963. He became an officer of SBC in 1965, a vice president in 1967, and executive vice president in 1976. During this period, he served in a variety of management positions with SBC, and from early 1978 to 1986 he served as president of SBC. From 1986 to 1988, Mr. Alvord served as chief executive officer of SBC; from 1986 to October 1992, as chairman of SBC; and from 1988 to October 1992, as chairman of SBM. In early 1978 he was elected president of HNC, and in 1986 he assumed the additional positions of chairman and chief executive officer of HNC. In early 1988, as part of the Reorganization, Mr. Alvord was appointed president and chief executive officer of the Corporation. In August 1988, Mr. Alvord assumed his current position as chairman and chief executive officer. Mr. Alvord has served as a director of the Corporation since 1987, SBC since 1978 and SBM since 1988.

               GUNNAR S. OVERSTROM, JR., 51, is president, chief operating officer and a director of the Corporation, and chairman, chief executive officer and a director of SBC and SBM. Mr. Overstrom joined SBC in 1975 as vice president of financial planning. He was promoted to senior vice president in 1977, and executive vice president and chief financial officer in 1979. He became chief financial officer of HNC in 1979, and a director and executive vice president of HNC in 1982. From 1986 to October 1992, Mr. Overstrom served as president of SBC. In 1988 Mr. Overstrom became chief executive officer of SBC, and in October 1992, he was also appointed chairman of SBC and chairman and chief executive officer of SBM. As part of the Reorganization in early 1988, Mr. Overstrom was named a vice chairman and chief financial officer of the Corporation. In August 1988, he was appointed president and chief operating officer of the Corporation. Mr. Overstrom has served as a director of the Corporation since 1987, SBC since 1986 and SBM since 1989.

               DAVID L. EYLES, 54, is a vice chairman and chief credit policy officer of the Corporation, and a vice chairman and a director of SBC and SBM. Mr. Eyles joined the Corporation in February 1992, following three months of working with the Corporation as a consultant. Between 1988 and late 1991, he was vice chairman and chairman of the credit policy committee at Mellon Bank Corporation/Mellon Bank, N.A. He served in a variety of executive management positions during his 27-year tenure at Chemical Bank, the most recent being executive vice president, chief credit officer and chairman of the credit policy committee.

               EILEEN S. KRAUS, 55, is a vice chairman of the Corporation, president and a director of SBC, and a vice chairman and a director of SBM. Mrs. Kraus joined SBC in 1979 as vice president of human resources planning and development, and was appointed senior vice president in 1980. In 1986, Mrs. Kraus was appointed to the position of executive vice president of SBC, responsible for consumer banking. She became the senior manager for consumer banking and marketing for the Corporation in 1988. In June 1990, Mrs. Kraus became vice chairman of SBC, and in January 1991, she became vice chairman of SBM. From January 1991 to May 1993, she was responsible for personal trust. Mrs. Kraus was appointed president of SBC in October 1992, and a vice chairman of the Corporation in January 1993. Mrs. Kraus has served as a director of SBC since June 1990, and as a director of SBM since May 1992.

               ALLEN W. SANBORN, 51, is a vice chairman of the Corporation, president and a director of SBM, and a vice chairman and a director of SBC. Mr. Sanborn joined the Corporation in May 1992 as a vice chairman of the Corporation and a vice chairman and director of SBM and SBC. In October 1992, Mr. Sanborn was appointed president of SBM. Prior to joining the Corporation, Mr. Sanborn was vice chairman of commercial markets (1990 to 1992) and executive vice president of real estate industries (1987 to 1990) at Bank of America.

               BHARAT BHATT, 50, is an executive vice president and chief financial officer of the Corporation and executive vice president of SBC and SBM. Mr. Bhatt joined SBC in September 1992 as executive vice president of credit administration. In December 1992, he became chief financial officer of the Corporation and in March 1993, was appointed an executive vice president of the Corporation. Prior to joining the Corporation, Mr. Bhatt was senior vice president of credit policy and portfolio management at Mellon Bank, N.A. (1989 to 1992), and vice president and head of less developed countries swap group at Chemical Bank (1986 to 1989).

               ALAN R. BUFFINGTON, 48, is an executive vice president and head of the corporate services group of SBC and SBM. Mr. Buffington joined SBC and SBM in August 1993 from Cigna Corporation, where he was senior vice president and head of systems for the employee benefits group from 1990 to 1993. He joined Cigna when it acquired Equicor
               - Equitable HCA Corporation in 1990, where he was head of technology and administration from 1986 to 1990.

               NIELS JENSEN, 47, is an executive vice president and head of the financial institutions business line of SBC and SBM. Mr. Jensen joined SBC and SBM in October 1993. From 1992 to 1993 he was senior vice president of corporate financial services at Northern Trust Company.

               He served in a variety of management positions during his 22-year tenure at Northern Trust Company, which included overall management of the bank's corporate cash management and correspondent services, and head of commercial banking operations and systems development.

               MICHAEL J. ROTHMEIER, 44, is executive vice president and head of the investment services business line of SBC and SBM. Mr. Rothmeier joined SBC and SBM in August 1992. From 1991 to 1992, Mr. Rothmeier was a member of the office of the president of Fidelity Investments, Inc. and was responsible for the financial, human resources, strategic planning, business implementation, systems technology and administrative functions of retail telephone operations of Fidelity Investments Inc. During 1990 and 1991, he was president and chief executive officer of Fidelity Retail Distribution Company and Fidelity Brokerage Services, Inc., and president of Fidelity Retail Marketing Services from 1989 to 1990.

               All of the named executive officers have been employed by the Corporation or one of its subsidiaries during the past five years, except for Messrs. Eyles, Sanborn, Bhatt, Buffington, Jensen and Rothmeier. There are no arrangements or understandings pursuant to which any of the above named executive officers were selected to serve in their respective capacities and no family relationships exist among any of them.

                                      PART II

           ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

               The Corporation's common stock is listed and traded principally on the New York Stock Exchange under the symbol "SNC." Information concerning the range of high and low sales prices for the Corporation's common shares for each quarterly period within the past two fiscal years, as well as the dividends declared for 1993, is set forth below. No dividends were declared for 1992.

                                                         Dividends
                      Quarter ended     High     Low     Declared

                      1993
                      March 31         $23.88   $17.88       $.10
                      June 30           25.13    19.50        .10
                      September 30      26.38    22.50        .10
                      December 31       25.13    19.38        .20

                      1992
                      March 31         $15.88   $ 8.88          -
                      June 30           19.25    12.13          -
                      September 30      18.75    13.38          -
                      December 31       19.50    14.50          -

               As of February 22, 1994, the closing price of the Corporation's common stock on the New York Stock
               Exchange was $21.63 per share. As of that date, there were approximately 29,476 record holders of the Corporation's common stock.

               For a discussion of dividend restrictions on the Corporation's common stock, see Note 10 (Shareholders' Equity) and Note 16 (Regulatory Matters) to the consolidated financial statements on pages F-21 and F-34 of this report.

           ITEM 6.  Selected Financial Data.

               The information required by this item appears on page F-43, under the caption "SELECTED FINANCIAL DATA," and is incorporated herein by reference.

           ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The information required by this item appears on pages F-44 through F-75, under the caption "Financial Review," and is incorporated herein by reference.

           ITEM 8.  Financial Statements and Supplementary Data.

               The information required by this item appears on pages
               F-2 through F-39, and on page F-78 under the caption "QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)," and is incorporated herein by reference.

           ITEM 9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.

               None.

                                     PART III

           ITEM 10.  Directors and Executive Officers of the
           Registrant.

               The information required by this item, to the extent not included under the caption "Executive officers of the registrant" in Part I of this report, or below, will appear under the caption "Election of directors" in the Corporation's 1994 proxy statement, and is incorporated herein by reference.

           ITEM 11.  Executive Compensation.

               The information required by this item will appear under the captions "Executive compensation" and "Transactions with directors and executive officers" in the Corporation's 1994 proxy statement, and is incorporated herein by reference.

           ITEM 12.  Security Ownership of Certain Beneficial Owners
                       and Management.

               The information required by this item will appear under the caption "Common stock ownership" in the Corporation's 1994 proxy statement, and is incorporated herein by reference.

           ITEM 13.  Certain Relationships and Related Transactions.

               The information required by this item will appear under the caption "Transactions with directors and executive officers" in the Corporation's 1994 proxy statement, and is incorporated herein by reference. Also see Note 4 (Loans and Reserve for Loan Losses) to the consolidated financial statements on page F-16 of this report.

                                      PART IV

           ITEM 14.  Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K.

           (a) The following documents are part of this report and appear on the pages indicated.

               (1)   Financial Statements:

                     Management's Report                                 F-2
                     Report of Independent Accountants                   F-3
                     Consolidated Statement of Income                    F-4
                     Consolidated Balance Sheet                          F-5
                     Consolidated Statement of Changes in
                       Shareholders' Equity                              F-6
                     Consolidated Statement of Cash Flows                F-7
                     Notes to Consolidated Financial Statements          F-8

               (2)   Financial Statement Schedules:

                     Schedules are omitted because the information is either not required, not applicable or is included in Part II, Items 6-8 of this report.

               (3)   Exhibits:

                     The exhibits listed on the Exhibits Index on page 20 of this report are filed herewith or are incorporated herein by reference.

           (b) Reports on Form 8-K - The Corporation filed three reports on Form 8-K during the quarter ended December 31, 1993.

               The report dated November 16, 1993 (Items 5 and 7) reported that on November 16, 1993 the Corporation issued a press release relating to its application with the Board of Governors of the Federal Reserve System regarding its proposed acquisition of New Dartmouth Bank. The report filed a copy of the November 16, 1993 press release.

               The report dated December 1, 1993 (Items 5 and 7), reported that:

              (1)On December 2, 1993, the Massachusetts Bankers
                 Association ("MBA") announced an agreement in principle with the Attorney General of Massachusetts, to resolve legal issues arising out of Civil Investigative Demands that were served on numerous financial institutions in Massachusetts. The agreement in principle, dated December 1, 1993, provides that institutions from which mortgage loan application files were sought will turn those files over to a three member panel for review to determine whether the applications were unfairly denied and whether the loans should have been approved using 1990 secondary market mortgage lending standards.
                 Any individual whose loan application is determined to have been unfairly denied is entitled to receive $15,000. The Attorney General sought a total of 25 files from Shawmut Mortgage Company. The MBA also agreed to use its best efforts to encourage its members to engage in certain affirmative lending activities, virtually all of which Shawmut Mortgage Company currently makes available to consumers. The settlement will not have a material effect on Shawmut Mortgage Company or on the Corporation;

              (2)On December 13, 1993, the Corporation issued a press
                 release relating to Shawmut Mortgage Company's announcement that it had entered a consent decree in U.S. District Court with the U.S. Department of Justice and the Federal Trade Commission regarding past lending practices. The report filed a copy of the December 13, 1993 press release; and

               (3)On December 20, 1993, the Corporation and New
                  Dartmouth Bank announced a revision to their previously announced merger agreement extending the deadline for completing the transaction to June 30, 1994. The report filed the December 20, 1993 press release.

               The report dated December 20, 1993 (Item 7), filed:

                  (1)Consent of Independent Accountants of New Dartmouth Bank;

                  (2)Consent of Independent Auditors of Peoples Bancorp of
                     Worcester, Inc. and Subsidiaries;

                  (3)Consent of Independent Auditors of Gateway Financial
                     Corporation and  Subsidiaries;

                  (4)Unaudited Financial Information of New Dartmouth Bank
                     as of September 30, 1993;

                  (5)Financial Statements of New Dartmouth Bank as of
                     June 30, 1993;

                  (6)Unaudited Financial Information of Peoples Bancorp of
                     Worcester, Inc. and Subsidiaries as of
                     September 30, 1993;

                  (7)Financial Statements of Peoples Bancorp of Worcester, Inc.
                     and Subsidiaries as of December 31, 1992;

                  (8)Unaudited Financial Information of Gateway Financial
                     Corporation and Subsidiaries as of September 30, 1993;

                  (9)Financial Statements of Gateway Financial Corporation
                     and Subsidiaries as of December 31, 1992; and

                  (10)Shawmut National Corporation and Subsidiaries/
                      New Dartmouth Bank;
                      Peoples Bancorp of Worcester, Inc. and Subsidiaries and Gateway Financial Corporation and Subsidiaries Unaudited Pro Forma Condensed Financial Information.

           (c) The exhibits listed on the Exhibits Index on page 20 of this report are filed herewith or are incorporated herein by reference.

               For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-20387 (filed March 1, 1988) and 33-17765-02 (filed
               September 27, 1988).

               Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                    SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 1994.

                                         SHAWMUT NATIONAL CORPORATION

                                         By       (Joel B. Alvord)
                                               -----------------------------
                                                   Joel B. Alvord
                                                   Chairman and
                                                   Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 1994.

              (Joel B. Alvord)                   (Robert J. Matura)
           ---------------------------------   -----------------------------
               Joel B. Alvord                     Robert J. Matura
               Chairman, Chief Executive          Director
               Officer and Director


              (Gunnar S. Overstrom, Jr.)
           ---------------------------------   -----------------------------
               Gunnar S. Overstrom, Jr.           Lois D. Rice
               President, Chief Operating         Director
               Officer and Director


              (Stillman B. Brown)
           ---------------------------------   -----------------------------
               Stillman B. Brown                  Maurice Segall
               Director                           Director


              (John T. Collins)                  (Paul R. Tregurtha)
           ---------------------------------   -----------------------------
               John T. Collins                    Paul R. Tregurtha
               Director                           Director


              (Ferdinand Colloredo-Mansfeld)     (Wilson Wilde)
           ----------------------------------  -----------------------------
               Ferdinand Colloredo-Mansfeld       Wilson Wilde
               Director                           Director


              (Bernard M. Fox)                   (Bharat Bhatt)
           ----------------------------------   ----------------------------
               Bernard M. Fox                     Bharat Bhatt
               Director                           Chief Financial Officer
                                                  (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)

           ----------------------------------
               Herbert W. Jarvis
               Director

                                  EXHIBITS INDEX
                    FILED AS PART OF THIS REPORT ON FORM 10-K


                                                                   Sequentially
                                                                     Numbered
            Designation           Description                          Page


               3.1   Restated certificate of incorporation
                        (incorporated by reference to Exhibit 3.1 to
                        Registration Statement No. 33-17765 filed on
                        October 7, 1987)                                N/A

               3.2   By-laws, as amended on September 23, 1993
                        (incorporated by reference to the
                        Corporation's Form 10-Q for the
                        quarter ended September 30, 1993)               N/A

               3.3   Designation of adjustable rate preferred stock
                        (incorporated by reference to Exhibit 3.1 to
                        Registration Statement No. 33-17765, filed on
                        October 7, 1987)                                N/A

               3.4   Certificate of designation of 9.30% cumulative
                        preferred stock (without par value, $250
                        stated value) (incorporated by reference to
                        the Corporation's current report on Form 8-K,
                        dated October 27, 1992, File No. 1-10102)       N/A

               3.5   Certificate of correction of certificate of
                        designation of 9.30% cumulative preferred
                        stock dated November 13, 1992 (incorporated
                        by reference to Exhibit No. 4 to the
                        Corporation's Form 10-Q for the period ended
                        September 30, 1992, File No. 1-10102)           N/A

               3.6   Amended certificate of designation of 9.30%
                        cumulative preferred stock, dated
                        November 30, 1992  (incorporated by reference
                        to the Corporation's annual report for 1992
                        on Form 10-K)                                  N/A

               4.1   Restated certificate of incorporation, articles
                        fourth and seventh (incorporated by reference
                        to Exhibit 3.1 to Registration Statement
                        No. 33-17765 filed on October 7, 1987)         N/A

               4.2   By-laws, as amended on September 23, 1993
                        (incorporated by reference to the
                        Corporation's Form 10-Q for the
                        quarter ended September 30, 1993)              N/A

                                                                   Sequentially
                                                                     Numbered
            Designation           Description                          Page

               4.3   The indentures and other instruments defining
                        the rights of holders of long-term debt of
                        the Corporation and its consolidated
                        subsidiaries are omitted pursuant to
                        Item 601(b)(4)(iii)(A) of Regulation S-K.
                        The Corporation agrees to furnish copies of
                        such indentures and other instruments to
                        the Commission upon request                    N/A

               4.4   Shareholder rights plan (incorporated by
                        reference to Form 8-A Registration Statement
                        dated March 7, 1989, File No. 1-10102)         N/A

               4.5   Designation of adjustable rate preferred stock
                        (incorporated by reference to Exhibit 3.1 to
                        Registration Statement No. 33-17765, filed on
                        October 7, 1987)                               N/A

               4.6   Certificate of designation of 9.30% cumulative
                        preferred stock (without par value, $250
                        stated value) (incorporated by reference to
                        the Corporation's current report on Form 8-K,
                        dated October 27, 1992, File No. 1-10102)      N/A

               4.7   Certificate of correction of certificate of
                        designation of 9.30% cumulative preferred
                        stock dated November 13, 1992 (incorporated
                        by reference to Exhibit No. 4 to the
                        Corporation's Form 10-Q for the period ended
                        September 30, 1992, File No. 1-10102)          N/A

               4.8   Amended certificate of designation of 9.30%
                        cumulative preferred stock, dated
                        November 30, 1992  (incorporated by reference
                        to the Corporation's annual report for 1992
                        on Form 10-K)                                  N/A

               4.9   Form of depositary share representing a one-tenth
                        interest in a share of 9.30% preferred stock
                        (incorporated by reference to the
                        Corporation's current report on Form 8-K,
                        dated October 27, 1992)                        N/A

               4.10  Form of 9.30% preferred stock (incorporated by
                        reference to the Corporation's current report
                        on Form 8-K, dated October 27, 1992)           N/A

                                                                   Sequentially
                                                                     Numbered
            Designation           Description                          Page

               4.11  Deposit agreement, dated as of November 3,
                        1992, among the Corporation, Chemical Bank,
                        as depositary, and the holders from time to
                        time of the depositary  receipts
                        (incorporated by reference to the
                        Corporation's current report on Form 8-K,
                        dated October 27, 1992)                         N/A

               *10.1 Stock option and restricted stock award plan
                        (incorporated by reference to Form S-8
                        Registration Statement No. 33-20387 filed on
                        March 1, 1988), as amended March 28, 1989 and January 28, 1993 (incorporated by reference to the Corporation's annual report for 1992 on
                        Form 10-K)                                     N/A

               *10.2 Form of executive employment agreement dated
                        February 23, 1988 (incorporated by reference
                        to the Corporation's Form 10-Q for the quarter ended March 31, 1988), as amended effective
                        June 27, 1989 (incorporated by reference to
                        the Corporation's annual report for 1990 on
                        Form 10-K), as amended effective January 22,
                        1993 (incorporated by reference to the
                        Corporation's annual report for 1992 on Form
                        10-K)                                          N/A

               *10.3 Form of executive severance agreement dated
                        February 23, 1988 (incorporated by reference
                        to the Corporation's Form 10-Q for the
                        quarter ended March 31, 1988), as amended
                        effective June 27, 1989 (incorporated by
                        reference to the Corporation's annual
                        report for 1990 on Form 10-K)                  N/A

               *10.4 Form of executive severance agreement dated
                        July 15, 1987, as amended July 27, 1989
                        (incorporated by reference to the
                        Corporation's annual report for 1990 on
                        Form 10-K)                                    N/A

               *10.5 Deferred compensation plan for directors of
                        Shawmut National Corporation effective
                        February 23, 1988 (incorporated by reference
                        to the Corporation's annual report for 1990
                        on Form 10-K)                                 N/A

               *10.6 Shawmut National Corporation 1989 nonemployee
                        directors' restricted stock plan effective
                        April 25, 1989 (incorporated by reference to
                        the Corporation's 1989 Proxy Statement dated
                        March 13, 1989 and filed with the Securities
                        and Exchange Commission)                      N/A

                                                                   Sequentially
                                                                     Numbered
            Designation           Description                          Page

               *10.7 Shawmut National Corporation executive
                        supplemental retirement plan effective
                        July 1, 1990 (incorporated by reference
                        to the Corporation's annual report for 1990
                        on Form 10-K)                                  N/A

               *10.8 Shawmut National Corporation performance unit
                        plan, as amended June 27, 1989  (incorporated
                        by reference to the Corporation's annual
                        report for 1990 on Form 10-K)                  N/A

               *10.9 Shawmut National Corporation executive group
                        life insurance plan, as adopted September 10, 1991, effective October 31, 1991 (incorporated by reference to the Corporation's Form 10-Q
                        for the quarter ended September 30, 1991)      N/A

               *10.10   Shawmut National Corporation split-dollar life
                           insurance plan, as adopted September 10, 1991, effective October 31, 1991, as amended and restated as of November 24, 1992 (incorporated by reference to the Corporation's current
                           report on Form 8-K dated February 28, 1994,
                           File No. 1-10102)                              N/A

               *10.11   Form of executive employment agreement
                           dated March 1, 1992 (incorporated by reference
                           to the Corporation's annual report for 1992
                           on Form 10-K)                                  N/A

               *10.12   Form of executive employment agreement
                           dated May 11, 1992 (incorporated by reference
                           to the Corporation's annual report for 1992 on
                           Form 10-K)                                     N/A

               12    Statements re computation of ratios               106

               21    Principal subsidiaries                            107

               23    Consent of independent accountants                108

               99.1  Notice of annual meeting of shareholders,
                        April 26, 1994, and proxy statement to be
                        filed within 120 days of the Corporation's
                        fiscal year end pursuant to General
                        Instruction G(3) of Form 10-K                  N/A

                                                                   Sequentially
                                                                     Numbered
            Designation           Description                          Page


               99.2  Shawmut National Corporation press release dated
                         February 10, 1994, announcing the signing of
                         a definitive agreement to purchase ten
                         branches of Northeast Savings, F.A. located
                         in Eastern Massachusetts and in Rhode Island   109


                 _______________________________________________

              *Denotes management contract or compensation plan or
                                   arrangement.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL DATA

                                                                                         Page

     Management's Report                                                                  F-2
     Report of Independent Accountants                                                    F-3

FINANCIAL STATEMENTS

     Consolidated Statement of Income                                                     F-4
     Consolidated Balance Sheet                                                           F-5
     Consolidated Statement of Changes
          in Shareholders' Equity                                                         F-6
     Consolidated Statement of Cash Flows                                                 F-7
     Notes to Consolidated Financial Statements                                           F-8

FINANCIAL REVIEW AND SUPPLEMENTARY INFORMATION

     Financial Glossary                                                                   F-40
     Selected Financial Data                                                              F-43
     Financial Review                                                                     F-44
     Maturity of Loans                                                                    F-76
     Maturity of Securities                                                               F-76
     Consolidated Short-term Borrowings                                                   F-77
     Domestic Time Deposits of $100 Thousand or More                                      F-78
     Quarterly Consolidated Financial Information                                         F-78
     Consolidated Average Balance Sheet,
          Net Interest Income and Interest Rates                                          F-80

      F-1                                                                    25

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S REPORT


MANAGEMENT'S REPORT

The financial statements of Shawmut National Corporation and its subsidiaries have been prepared by management in accordance with generally accepted accounting principles. The supplementary financial data included in this annual report were also prepared by management and are consistent with the data included in the financial statements.

The Corporation maintains a system of internal accounting controls intended to provide reasonable assurance that transactions are executed in accordance with corporate authorization and are properly recorded and reported in the financial statements and that assets are safeguarded. The concept of reasonable assurance recognizes that the cost of a system of internal accounting controls should not exceed the benefits derived. Such costs and benefits are not usually quantifiable and, accordingly, depend upon estimates and judgment. The internal control environment includes a framework of processes used to identify and monitor risk. Such processes include a corporate loan review staff to monitor compliance with prescribed lending and risk identification policies, an internal audit function which reviews, evaluates, monitors and makes recommendations on administrative and accounting control and a compliance function which establishes and monitors corporate-wide compliance with internal and regulatory policies.

The financial statements have been reviewed by the audit committee of the Board of Directors, composed solely of outside directors. The committee recommends to the board the engaging, subject to shareholder approval, of the Corporation's independent accountants and reviews with the independent accountants the scope and results of the audit of the financial statements. The committee also reviews the scope and results of the Corporation's internal audit activities, the results of reviews performed by the corporate loan review staff and the compliance function and other matters involving risk management.

The financial statements have been audited by Price Waterhouse whose report follows.

      F-2                                                                    26

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Shawmut National Corporation

In our opinion, the consolidated financial statements appearing on pages F-4 to F-39 of this report present fairly, in all material respects, the financial position of Shawmut National Corporation and its subsidiaries at December 31, 1993 and 1992, the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Corporation changed its methods of accounting for investments in debt and equity securities, postretirement benefits other than pensions, postemployment benefits and income taxes.


(PRICE WATERHOUSE)
Hartford, Connecticut
January 19, 1994


      F-3                                                                    27

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Year ended December 31, (in thousands, except per share data) 1993           1992            1991
INTEREST AND DIVIDEND INCOME
Loans                                                 $   1,046,832  $   1,057,438  $    1,302,907
Securities
  At lower of aggregate cost or fair value                  210,445        210,733          18,996
  Held to maturity                                          264,162        231,305         433,619
Residential mortgages held for sale                          29,636         27,312          19,243
Federal funds sold and securities purchased
  under agreements to resell                                  9,330         15,832          32,163
Interest-bearing deposits in other banks                        223          1,582           4,791
Trading account securities                                    1,562          1,564           2,176
    Total                                                 1,562,190      1,545,766       1,813,895
INTEREST EXPENSE
Interest on deposits
  Savings, money market and NOW accounts                    140,330        217,354         356,248
  Domestic time                                             162,633        253,260         449,875
  Foreign time                                                5,146          2,516           4,008
    Total                                                   308,109        473,130         810,131
Other borrowings                                            257,411        187,987         206,038
Notes and debentures                                         72,040         59,321          60,436
    Total                                                   637,560        720,438       1,076,605
NET INTEREST INCOME                                         924,630        825,328         737,290
Provision for loan losses                                    29,186        189,515         466,440
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                 895,444        635,813         270,850
NONINTEREST INCOME
Customer service fees                                       171,774        172,569         175,399
Trust and agency fees                                       116,845        115,103         112,030
Securities gains, net                                         5,728         85,903          78,154
Other                                                        74,878        104,517         164,093
 Total                                                      369,225        478,092         529,676
NONINTEREST EXPENSES
Compensation and benefits                                   453,869        430,418         426,249
Occupancy and equipment                                     147,223        156,413         157,143
Foreclosed properties provision and expense                  95,728        167,113         110,057
Other                                                       330,897        282,445         276,191
    Total                                                 1,027,717      1,036,389         969,640
INCOME (LOSS) BEFORE INCOME TAXES,
  EXTRAORDINARY CREDIT AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                              236,952         77,516        (169,114)
Income taxes (benefit)                                       (7,600)        20,685           1,530
INCOME (LOSS) BEFORE EXTRAORDINARY CREDIT
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES               244,552         56,831        (170,644)
Extraordinary credit                                                        18,378
Cumulative effect of changes in methods of accounting        46,200
NET INCOME (LOSS)                                     $     290,752  $      75,209  $     (170,644)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES         $     275,283  $      70,426  $     (172,906)
COMMON SHARE DATA
  Income (loss) before extraordinary credit and cumulative
   effect of accounting changes                       $        2.44  $        0.60  $        (2.35)
  Net income (loss)                                            2.93           0.81           (2.35)
  Weighted average shares outstanding                        93,895         86,565          73,714

The accompanying notes are an integral part of this financial statement.

      F-4                                                                    28

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, (in thousands)                                                 1993            1992

ASSETS
Cash and due from banks                                              $   1,435,286  $    1,368,251
Interest-bearing deposits in other banks                                     1,073         100,302
Federal funds sold and securities purchased
  under agreements to resell                                                 7,500         613,000
Trading account securities                                                  19,625          36,444
Residential mortgages held for sale                                        415,812         426,483
Securities
  Available for sale, at fair value                                      2,596,382
  At lower of aggregate cost or fair value
    (fair value $3,437,034)                                                              3,361,511
  Held to maturity
    (fair value $6,470,945 and $2,722,021)                               6,394,201       2,716,326
Loans, less reserve for loan
  losses of $633,000 and $863,000                                       14,751,450      14,036,799
Premises and equipment                                                     307,033         336,536
Foreclosed properties                                                       47,986         244,434
Customers' acceptance liability                                             13,747          27,553
Other assets                                                             1,254,647       2,020,669
  Total assets                                                       $  27,244,742  $   25,288,308

LIABILITIES
Deposits
  Demand                                                             $   4,587,156  $    4,572,222
  Savings, money market and NOW accounts                                 7,304,708       7,463,319
  Domestic time                                                          3,158,631       4,247,568
  Foreign time                                                             246,740         126,702
    Total deposits                                                      15,297,235      16,409,811
Other borrowings                                                         9,187,606       5,328,462
Acceptances outstanding                                                     13,747          27,553
Accrued taxes and other liabilities                                        183,923       1,230,248
Notes and debentures                                                       758,941         809,833
  Total liabilities                                                     25,441,452      23,805,907

SHAREHOLDERS' EQUITY
Preferred stock, without par value
  Authorized - 10,000,000 shares
  Issued - 1,275,000 shares                                                178,750         178,750
Common stock, $.01 par value
  Authorized - 150,000,000 shares
  Issued - 95,546,359 and 94,186,394 shares                                    955             942
Surplus                                                                  1,074,793       1,048,509
Retained earnings                                                          541,455         324,452
Net unrealized gain (loss) on securities                                     9,680         (23,654)
Treasury stock, common stock at cost
  (106,487 and 1,658,467 shares)                                            (2,343)        (46,598)
  Total shareholders' equity                                             1,803,290       1,482,401
  Total liabilities and shareholders' equity                         $  27,244,742  $   25,288,308

The accompanying notes are an integral part of this financial statement.

      F-5                                                                    29

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Year ended December 31, (in thousands)                       1993           1992            1991

SHAREHOLDERS' EQUITY at beginning of year             $   1,482,401  $   1,039,838  $    1,191,710

PREFERRED STOCK
Issuance of preferred stock (575,000 shares)                               143,750

COMMON STOCK , $.01 par value
Shares issued under Dividend Reinvestment
  and Stock Purchase Plans (962,946 shares)                       9
Shares issued (cancelled) under stock option and employee
  benefit plans (397,019; 310,358 and (36,859) shares)            4              3              (1)
Issuance of common stock (17,250,000 shares)                                   173

SURPLUS
Additional proceeds from
  Shares issued under Dividend Reinvestment
    and Stock Purchase Plans                                 22,334
  Shares issued (cancelled) under
    stock option and employee benefit plans                   3,950          2,071          (1,423)
  Issuance of common stock                                                 199,127
Preferred stock issuance costs                                              (5,731)

RETAINED EARNINGS
Net income (loss)                                           290,752         75,209        (170,644)
Cash dividends declared
  Preferred stock                                           (15,469)        (4,783)         (2,262)
  Common stock                                              (47,205)
Restricted stock awards                                          31         (1,496)            928
Reissuance of common stock from treasury                    (11,106)       (15,444)         (2,465)

NET UNREALIZED GAIN (LOSS) ON SECURITIES
Unrealized appreciation on securities available for sale      9,680
Unrealized appreciation on securities at lower of
  aggregate cost or fair value                               23,654         16,045          20,720

TREASURY STOCK
Purchase of common stock (114,009 and 672 shares)            (2,509)           (10)
Reissuance of common stock under
  Dividend Reinvestment and Stock Purchase Plans
  (1,665,989; 1,202,954 and 124,455  shares)                 46,764         33,649           3,275
SHAREHOLDERS' EQUITY at end of year                   $   1,803,290  $   1,482,401  $    1,039,838

The accompanying notes are an integral part of this financial statement.

      F-6                                                                    30

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31, (in thousands)                       1993           1992            1991

OPERATING ACTIVITIES
Net income (loss)                                     $     290,752  $      75,209  $     (170,644)
Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
  Extraordinary credit related to the realization of
    net operating loss carryforwards                                       (18,378)
  Cumulative effect of changes in methods of accounting     (46,200)
  Provision for loan losses                                  29,186        189,515         466,440
  Provision for foreclosed properties                        68,097        134,153          77,171
  Depreciation, amortization and other                      121,042         68,936          57,986
  Deferred income taxes                                     (13,969)        33,101          15,679
  Gains from the sale of securities held to maturity                       (68,426)        (78,154)
  Gains from the sale of loans, premises and equipment
    and other assets                                         (7,963)       (39,546)        (90,357)
  Decrease in securities reported at the lower of
    aggregate cost or fair value                             95,503      1,501,736
  Decrease (increase) in trading account securities          16,819        (17,942)         15,951
  Decrease (increase) in residential mortgages held for sale 10,671       (153,059)        (99,528)
  Decrease (increase) in other assets and accrued taxes
    and other liabilities                                  (289,280)        41,788          53,682
CASH PROVIDED BY OPERATING ACTIVITIES                       274,658      1,747,087         248,226

FINANCING ACTIVITIES
Decrease in total deposits                               (1,112,576)      (103,039)     (3,042,485)
Increase in other borrowings                              3,859,144      1,096,462       2,178,231
Proceeds from issuance of subordinated notes                149,700        149,631
Principal payments on notes and debentures                 (200,802)        (4,981)         (9,162)
Proceeds from issuances of common and preferred stock        61,955        356,599             847
Purchases of common stock                                    (2,509)           (10)
Cash dividends paid                                         (42,918)        (2,131)         (1,715)
CASH PROVIDED (USED) BY FINANCING ACTIVITIES              2,711,994      1,492,531        (874,284)

INVESTING ACTIVITIES
Decrease (increase) in short-term investments               704,729       (532,394)        378,628
Maturities of securities held to maturity                 1,135,178        434,932         265,563
Proceeds from sales of securities held to maturity                       1,683,956       3,902,905
Purchases of securities held to maturity                 (4,112,162)    (4,430,692)     (4,932,848)
Proceeds from sales of loans                                439,437        649,024         213,571
Purchases of loans                                         (367,378)      (417,468)       (387,635)
Loans originated less principal collected                  (774,327)    (1,380,464)        582,792
Purchases of premises and equipment and other assets        (51,258)       (49,826)        (26,160)
Proceeds from the sale of premises and equipment and
  other assets                                              106,164        177,208         119,731
CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (2,919,617)    (3,865,724)        116,547

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS               67,035       (626,106)       (509,511)
Cash and due from banks at beginning of year              1,368,251      1,994,357       2,503,868
CASH AND DUE FROM BANKS AT END OF YEAR                $   1,435,286  $   1,368,251  $    1,994,357

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                         $     630,702  $     749,318  $    1,020,937
Income taxes paid                                     $       4,728  $      19,952  $        7,026

Securities aggregating $708,172, previously reported at the lower of aggregate cost or fair value, were transferred during 1993 to securities classified as held to maturity. Securities aggregating $4,663,247, previously classified as held to maturity, were transferred during 1992 to securities reported at the lower of aggregate cost or fair value.

Loans totaling $22,117, $252,260 and $338,849 were transferred to foreclosed properties during 1993, 1992 and 1991, respectively.

The accompanying notes are an integral part of this financial statement.

      F-7                                                                    31

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Shawmut National Corporation and its subsidiaries (the Corporation) are in conformity with generally accepted accounting principles followed within the banking industry. Certain amounts for prior years have been reclassified to conform to current year presentation. The significant accounting policies followed by the Corporation are summarized below.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Shawmut National Corporation and its subsidiaries after elimination of material intercompany balances and transactions.

TRADING ACCOUNT SECURITIES - Trading account securities include debt securities that are purchased and held principally for the purpose of selling them in the near term and are stated at fair value, as determined by quoted market prices. Gains and losses realized on the sale of trading account securities and adjustments to fair value are included in trading account profits.

RESIDENTIAL MORTGAGES HELD FOR SALE - Residential mortgages held for sale are primarily one to four family real estate mortgage loans which are reported at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an aggregate basis. Forward mandatory, standby and put option contracts are entered into to limit market risk on residential mortgages held for sale. Gains and losses from sales of residential mortgages held for sale are recognized upon settlement with investors and recorded in noninterest income. These activities, together with underwriting and servicing of residential mortgage loans, comprise the Corporation's mortgage banking business.

SECURITIES - The Corporation adopted, as of December 31, 1993, Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost, adjusted for the amortization of premiums and accretion of discounts. Debt and equity securities which are not classified as held to maturity or as trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from the results of operations and reported as a separate component of shareholders' equity, net of income taxes. See "Note
3 - Securities".

Prior to adoption of this new accounting standard, debt securities that were to be held for indefinite periods of time, including securities that management intended to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, prepayment risk or other factors, were reported at the lower of aggregate cost or fair value. Changes in net unrealized losses were included in the Corporation's results of operations. Equity securities were stated at the lower of aggregate cost or fair value with net unrealized losses reported as a reduction of retained earnings.

Fair values of securities are determined by prices obtained from independent market sources. Realized gains and losses on securities sold are computed on the identified cost basis on the trade date and are included in the results of operations.

      F-8                                                                    32

FOREIGN EXCHANGE TRADING - Foreign exchange trading positions, including spot, forward and option contracts, are reported at market value. The resulting realized and unrealized gains and losses from foreign exchange trading are included in other noninterest income.

INTEREST RATE INSTRUMENTS - Interest rate instruments, such as futures contracts and forward rate agreements, are used in conjunction with foreign exchange trading activities. These instruments are carried at market value with realized and unrealized gains and losses recognized currently in other noninterest income.

Interest rate swap and cap agreements and futures contracts are used to manage the Corporation's interest rate risk. The periodic net settlements on interest rate swap and cap agreements are recorded as an adjustment to interest expense. Deferred gains or losses on futures contracts are amortized over the expected remaining life of the underlying asset or liability.

The Corporation also utilizes combination options, which involve a group of options consisting of at least one put and one call entered into as a unit in relation to specific underlying securities classified as available for sale, in order to limit the market risk of the securities. The market value of the options are included with the valuation of securities available for sale.

LOANS - Loans are stated at the principal amounts outstanding, net of unearned income.

Interest on undiscounted loans is recognized primarily utilizing the simple interest method based upon the principal amount outstanding. Interest on discounted loans is recognized utilizing the effective yield method.

The net amount of loan origination and commitment fees and direct costs incurred to underwrite and issue a loan are deferred and amortized as an adjustment of the related loan's yield over the contractual life of the loan in a manner which approximates the interest method.

When a loan is past due 90 days or more or the ability of the borrower to repay principal or interest is in doubt, the Corporation discontinues the accrual of interest and reverses any unpaid accrued amounts. If there is doubt as to subsequent collectibility, cash interest payments are applied to reduce principal. A loan is not restored to accruing status until the borrower has brought the loan current and demonstrated the ability to make payments of principal and interest, and doubt as to the collectibility of the loan is not present. The Corporation may continue to accrue interest on loans past due 90 days or more which are well secured and in the process of collection.

Restructured loans are loans with original terms which have been modified as a result of a change in the borrower's financial condition. Interest income on restructured loans is accrued at the modified rates.

A commitment to extend credit is a binding agreement to make a loan to a customer in the future if certain conditions are met and is subject to the same risk, credit review and approval process as a loan. Many commitments expire without being used and, therefore, do not represent future funding requirements.

      F-9                                                                    33

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



RESERVE FOR LOAN LOSSES - The reserve for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio, including commitments to extend credit. The reserve is maintained through the provision for loan losses, which is a charge to operations. When a loan, or a portion of a loan, is considered uncollectible, the loss is charged to the reserve. Recoveries of previously charged off loans are credited to the reserve. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

The determination of the adequacy of the reserve is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Corporation operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, and a review of forecasted economic conditions and the overall banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions, and the Corporation's perception as to how these factors may affect the financial condition of debtors.

PREMISES AND EQUIPMENT - Premises, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization computed primarily on the straight-line method. Depreciation of buildings and equipment is based on the estimated useful lives of the assets. Amortization of leasehold improvements is based on the term of the related lease or the estimated useful lives of the improvements, whichever is shorter. Major renewals and betterments are capitalized and recurring repairs and maintenance are charged to operations. Gains or losses on dispositions of premises and equipment are included in income as realized.

FORECLOSED PROPERTIES - Properties acquired through foreclosure or in settlement of loans and in-substance foreclosures are classified as foreclosed properties and are valued at the lower of the loan value or estimated fair value of the property acquired less estimated selling costs. An in-substance foreclosure occurs when a borrower has little or no equity in the collateral, repayment can only be expected to come from the operation or sale of the collateral and the borrower has effectively abandoned the collateral or has doubtful ability to rebuild equity in the collateral. At the time of foreclosure the excess, if any, of the loan value over the estimated fair value of the property acquired less estimated selling costs is charged to the reserve for loan losses. Additional decreases in the carrying values of foreclosed properties or changes in estimated selling costs, subsequent to the time of foreclosure, are recognized through a provision charged to operations. A valuation reserve is maintained for estimated selling costs and to record the excess of the carrying values over the fair market values of properties if changes in the carrying values are judged to be temporary.

The fair value of foreclosed properties is determined based upon appraised value, which primarily utilizes the selling price of properties for similar purposes, or discounted cash flow analyses of the properties' operations.

GOODWILL - The excess cost over the fair value of net assets acquired from acquisitions accounted for as purchases is included in other assets and amortized on a straight-line basis over periods of up to 25 years.

      F-10                                                                   34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PENSION AND OTHER EMPLOYEE BENEFIT PLANS - The Corporation maintains a noncontributory defined benefit pension plan, which covers substantially all full-time employees. Pension expense is based upon an actuarial computation of current and future benefits for employees. The pension plan is funded annually in an amount consistent with the funding requirements of federal law and regulations.

The Corporation adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective January 1, 1993. The Corporation sponsors postretirement health care and life insurance benefit plans that provide health care and life insurance benefits for retired employees that have met certain age and service requirements. Postretirement health care and life insurance benefits expense is based upon an actuarial computation of current and future benefits for employees and retirees. See "Note 11 - Pension and Other Employee Benefit Plans".

The Corporation also adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits", during the fourth quarter of 1993, retroactive to January 1, 1993. The Corporation provides disability and workers' compensation related benefits to former or inactive employees after employment but before retirement and had also provided supplemental severance benefits to certain former employees. Postemployment benefits expense is determined based upon various criteria depending on the type of benefit. See "Note 11 - Pension and Other Employee Benefit Plans".

INCOME TAXES - The Corporation adopted FAS No. 109, "Accounting for Income Taxes", prospectively, effective January 1, 1993. Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in the amount of deferred tax assets and liabilities during the year. Deferred tax assets and liabilities are established for temporary differences between the accounting basis and the tax basis of the Corporation's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. Prior to January 1, 1993, the Corporation recognized income taxes based on income reported in the financial statements. See "Note 13 - Income Taxes".

PER COMMON SHARE CALCULATIONS - Income (loss) per common share is calculated by dividing net income (loss) less preferred stock dividends by the weighted average common shares outstanding for each period presented.

CASH FLOWS STATEMENT - For the purpose of reporting cash flows, the Corporation has defined cash equivalents as those amounts included in the balance sheet caption "Cash and due from banks".

FAIR VALUE OF FINANCIAL INSTRUMENTS - FAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes the contractual right or obligation to either receive or deliver cash or another financial instrument. Examples of financial instruments included in the Corporation's balance sheet are cash, federal funds sold or purchased, debt and equity securities, loans, demand, savings and other interest-bearing deposits, notes and debentures and foreign exchange contracts. Examples of financial instruments which are not included in the Corporation's balance sheet are commitments to extend credit, standby letters of credit, loans sold with recourse and interest rate swap, cap and option agreements.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

      F-11                                                                   35

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



The statement requires the fair value of deposit liabilities with no stated maturity, such as demand deposits, NOW and money market accounts, to equal the carrying value of these financial instruments and does not allow for the recognition of the inherent value of core deposit relationships, when determining fair value. While the statement does not require disclosure of the fair value of nonfinancial instruments, such as the Corporation's premises and equipment, its banking and trust franchises and its core deposit relationships, the Corporation believes these nonfinancial instruments have significant fair value.

The Corporation has estimated fair value based on quoted market prices where available. In cases where quoted market prices were not available, fair values were based on the quoted market price of a financial instrument with similar characteristics, the present value of expected future cash flows or other valuation techniques. Each of these alternative valuation techniques utilize assumptions which are highly subjective and judgmental in nature. Subjective factors include, among other things, estimates of cash flows, the timing of cash flows, risk and credit quality characteristics and interest rates. Accordingly, the results may not be precise and modifying the assumptions may significantly affect the values derived. In addition, fair values established utilizing alternative valuation techniques may or may not be substantiated by comparison with independent markets. Further, fair values may or may not be realized if a significant portion of the financial instruments were sold in a bulk transaction or a forced liquidation. Therefore, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregate current value of the Corporation. The fair value of financial instruments is disclosed in the related notes to the consolidated financial statements except for time deposits, which is disclosed below.

The methodology and assumptions utilized to estimate the fair value of the Corporation's financial instruments, not previously discussed in the policy statements above, are described below.

Financial instruments with fair value approximate to carrying value - The carrying value of cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, residential mortgages held for sale, demand deposits, savings, NOW and money market deposits, foreign time deposits, other borrowings and accrued interest income and expense approximates fair value due to the short-term nature of these financial instruments.

Loans - The fair value of loans was estimated for groups of similar loans based on the type of loan, interest rate characteristics, credit risk and maturity. The fair value of performing fixed-rate commercial and commercial real estate loans was estimated by discounting expected future cash flows utilizing risk-free rates of return, adjusted for credit risk and servicing costs. The carrying value of performing variable-rate commercial and commercial real estate loans was estimated to approximate fair value due to the short-term and frequent repricing characteristics of these loans. Prepayments were not anticipated for either fixed-rate or variable-rate commercial and commercial real estate loans. The fair value of performing residential mortgage, home equity and installment loans was estimated utilizing quoted market values for securities backed by similar loans. The fair value of nonaccruing loans was estimated by discounting expected future cash flows utilizing risk-free rates of returns, adjusted for credit risk and servicing costs commensurate with a portfolio of nonaccruing loans.

      F-12                                                                   36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Deposits - The fair value of time deposits with fixed maturities was estimated by discounting expected future cash flows utilizing interest rates currently being offered on deposits with similar characteristics and maturities. The fair value of these deposits was approximately $3.4 billion and $4.3 billion at December 31, 1993 and 1992, respectively.

Notes and debentures - The fair value of notes and debentures was estimated based on quoted market prices.

Off-balance sheet financial instruments - The fair value of interest rate swap agreements was based on the amount the Corporation would receive or pay to terminate the agreements as of the reporting date based on the terms of the agreements, the creditworthiness of the counterparties and interest rates. The fair value of commitments to extend credit and standby letters of credit was determined based on the discounted value of fees currently charged for similar agreements. The fair value of other off-balance sheet financial instruments, such as interest rate cap and option agreements, was based on quoted market prices.

NOTE 2 - ACQUISITIONS

The Corporation announced during 1993 the signing of definitive agreements to acquire three banking organizations: New Dartmouth Bank of Manchester, New Hampshire, with assets of $1.7 billion at year end, was announced on March 24, 1993; Peoples Bancorp of Worcester, Inc. of Worcester, Massachusetts, with assets of $891.1 million at year end, was announced on August 26, 1993; and Gateway Financial Corporation of Norwalk, Connecticut, with assets of $1.3 billion at year end, was announced on November 5, 1993. The transactions will be accounted for as poolings of interests and are subject to approvals by the shareholders of the respective banks and federal and state regulatory agencies.

On November 15, 1993, the Federal Reserve Board issued an order not approving the Corporation's application to acquire New Dartmouth Bank. The Federal Reserve Board cited a then-pending investigation of possible discriminatory lending at Shawmut Mortgage Company, the Corporation's mortgage banking subsidiary, by the United States Department of Justice (DOJ) and the Federal Trade Commission (FTC). The Federal Reserve Board further stated that in order to obtain approval, the Corporation would need to submit evidence of compliance with fair lending laws and accurate reporting pursuant to the Home Mortgage Disclosure Act.

As discussed further in "Note 15 - Litigation", Shawmut Mortgage Company entered into a consent decree with the DOJ and FTC regarding past lending practices and established a $960 thousand monetary fund to compensate minority loan applicants who were denied mortgages between January 1990 and October 1992 but whose applications would be approved under the Corporation's more recent flexible underwriting criteria. The Federal Reserve Board has granted the Corporation an extension of time until March 1, 1994 within which to resubmit a petition requesting reconsideration of the Federal Reserve Board's November 15, 1993 decision. The amended New Dartmouth Bank merger agreement, dated December 20, 1993, provides for the establishment of an escrow fund which would be paid to New Dartmouth Bank in the event that the transaction is not consummated by June 30, 1994 and New Dartmouth Bank is not in breach of certain provisions of the agreement. Required deposits to the escrow fund will equal $10 million by May 1, 1994. The Corporation anticipates that the New Dartmouth Bank acquisition and the other transactions will be completed during 1994.

      F-13                                                                   37
SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

NOTE 3 - SECURITIES

A summary of the amortized cost and fair value of securities classified as available for sale at December 31, 1993 is as follows:
                                           Amortized    Unrealized     Unrealized         Fair
(in thousands)                               cost          gains         losses          value

U.S. Government and agency securities
  U.S. Treasury                          $ 1,554,048  $       1,671  $       3,832  $    1,551,887
  Mortgage backed                            332,566         21,186            774         352,978
State and municipal obligations                  142             16              4             154
Equity securities                            214,558          2,486          4,426         212,618
Corporate mortgage backed and
  other securities                           480,176            730          2,161         478,745
  Total                                  $ 2,581,490  $      26,089  $      11,197  $    2,596,382

The net unrealized gain on securities classified as available for sale at December 31, 1993 of $9.7 million, which is net of income taxes of $5.2 million, is reported as a separate component of shareholders' equity.

U.S. Treasury securities with an aggregate carrying amount of $786.0 million, included in the table above, were subject to combination options at December 31, 1993, which limited the risk of changes in the market value of these securities. U.S. Treasury securities with a carrying amount of $311.0 million were put to the counterparty on January 5, 1994 upon expiration of the option, resulting in no realized gain or loss. The combination options on the remainder of the securities expired on January 6, 1994, unexercised by either party.

A summary of the carrying amount and fair value of securities reported at the lower of aggregate cost or fair value at December 31, 1992 is as follows:
                                           Carrying     Unrealized     Unrealized         Fair
(in thousands)                              amount         gains         losses          value

U.S. Government and agency securities
  Mortgage backed                        $ 1,974,223  $      69,071  $         738  $    2,042,556
  U.S. Treasury                              931,391          9,464          9,749         931,106
State and municipal obligations                4,088                           403           3,685
Equity securities                            192,891                                       192,891
Corporate mortgage backed and
  other securities                           258,918          8,353            475         266,796
  Total                                  $ 3,361,511  $      86,888  $      11,365  $    3,437,034

Unrealized depreciation on equity securities of $23.7 million at December 31, 1992 is reported as a reduction of shareholders' equity.

      F-14                                                                   38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The amortized cost and fair value of securities classified as held to maturity at December 31, 1993 and 1992 are summarized as follows:
                                           Amortized    Unrealized     Unrealized         Fair
(in thousands)                               cost          gains         losses          value

December 31, 1993
U.S. Government and agency securities
  Mortgage backed                        $ 3,155,070  $      61,260  $         486  $    3,215,844
  U.S. Treasury                            1,546,569          1,978          6,970       1,541,577
Asset backed and other securities          1,692,562         25,620          4,658       1,713,524
  Total                                  $ 6,394,201  $      88,858  $      12,114  $    6,470,945

                                           Amortized    Unrealized     Unrealized         Fair
(in thousands)                               cost          gains         losses          value

December 31, 1992
U.S. Government and agency securities
Mortgage backed                          $ 1,799,703  $       7,179  $         285  $    1,806,597
Asset backed and other securities            916,623          5,842          7,041         915,424
  Total                                  $ 2,716,326  $      13,021  $       7,326  $    2,722,021

Securities with a carrying amount of $6.3 billion were pledged to secure public deposits, borrowings and for other purposes required by law at December 31, 1993.

Proceeds from sales of debt securities during 1993, 1992 and 1991 totaled approximately $4.4 billion, $4.5 billion and $2.6 billion, respectively, and resulted in gains of $11.2 million, $85.7 million and $86.8 million.

The amortized cost and fair value of securities at December 31, 1993, by maturity date, are summarized below. Mortgage backed securities are included in the table based upon contractual maturity.
                                            Available for sale                Held to maturity
                                           Amortized       Fair           Amortized         Fair
(in thousands)                               cost          value            cost           value

Due in one year or less                  $    65,400  $      66,803  $       2,850  $        2,864
Due after one year through five years        868,218        868,794      2,175,050       2,176,311
Due after five years through ten years       667,006        663,066      3,399,682       3,470,005
Due after ten years                          766,308        785,101        816,619         821,765
                                           2,366,932      2,383,764      6,394,201       6,470,945
Equity securities                            214,558        212,618
  Total                                  $ 2,581,490  $   2,596,382  $   6,394,201  $    6,470,945

      F-15                                                                   39

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



NOTE 4 - LOANS AND RESERVE FOR LOAN LOSSES

The components of the Corporation's loan portfolio at December 31, 1993 and
1992, net of unearned income of $5.4 million and $12.1 million, respectively, are summarized below:
(in thousands)                                                              1993            1992

Commercial and industrial                                            $   6,321,289  $    5,822,389
Owner-occupied commercial real estate                                    1,388,065       1,601,652
Real estate investor/developer
  Commercial mortgage                                                    1,225,050       1,390,404
  Construction and other                                                   152,849         346,185
    Total investor/developer                                             1,377,899       1,736,589
Consumer
  Residential mortgage                                                   4,036,791       3,886,946
  Home equity                                                            1,387,593       1,199,016
  Installment and other                                                    872,813         653,207
    Total consumer                                                       6,297,197       5,739,169
    Total                                                               15,384,450      14,899,799
Less reserve for loan losses                                               633,000         863,000
    Total                                                            $  14,751,450  $   14,036,799

The fair value of the Corporation's loan portfolio was approximately $15.4 billion and $14.7 billion at December 31, 1993 and 1992, respectively.

Loans outstanding to directors, executive officers, principal holders of equity securities or to any of their associates totaled $22.2 million at December 31, 1993 and $17.6 million at December 31, 1992. A total of $48.2 million in loans were made or added, while a total of $43.6 million were repaid or deducted during 1993. Changes in the composition of the board of directors or the group comprising executive officers result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

      F-16                                                                   40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The details of the Corporation's nonaccruing loans, restructured loans and accruing loans past due 90 days or more at December 31, 1993 and 1992 are summarized below:
(in thousands)                                                              1993            1992

Commercial and industrial                                            $      72,632  $      152,802
Owner-occupied commercial real estate                                       75,561         140,615
Real estate investor/developer
  Commercial mortgage                                                       81,881         164,113
  Construction and other                                                    23,254          68,990
    Total investor/developer                                               105,135         233,103
Consumer
  Residential mortgage                                                      46,459          72,975
  Home equity                                                                5,073           6,652
  Installment and other                                                      4,636          11,804
    Total consumer                                                          56,168          91,431
    Total nonaccruing loans                                          $     309,496  $      617,951

Restructured loans                                                   $      66,188  $      165,021

Accruing loans past due 90 days or more                              $      33,493  $       42,615

Interest income related to nonaccruing and restructured loans would have been approximately $42.8 million in 1993 and $72.1 million in 1992 had these loans been current and the terms of the loans had not been modified. Interest income recorded on these loans totaled approximately $9.6 million in 1993 and $25.1 million in 1992. Interest income received on these loans and applied as a reduction of principal totaled approximately $14.4 million and $31.3 million in 1993 and 1992, respectively. The yield on the portfolio of restructured loans was 7.00 percent in 1993 and 7.85 percent in 1992.

Changes affecting the reserve for loan losses for the years ended December 31,
1993, 1992 and 1991, respectively, are summarized below:
(in thousands)                                               1993           1992            1991

Balance at beginning of year                          $     863,000  $   1,000,000  $      941,296
Provision charged to operations                              29,186        189,515         466,440
Loans charged off                                          (309,655)      (371,817)       (447,509)
Recoveries on loans charged off                              50,469         45,302          39,773
Balance at end of year                                $     633,000  $     863,000  $    1,000,000

The Financial Accounting Standards Board issued FAS No. 114, "Accounting By Creditors for Impaired Loans", in May 1993. The new accounting standard will require that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective rate when assessing the need for a loss accrual. The new accounting standard is effective for the Corporation's financial statements beginning January 1, 1995. The effect on the Corporation of adopting this new accounting standard is currently being evaluated.

      F-17                                                                   41

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



NOTE 5 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 1993 and 1992 are summarized below:
                                                         Estimated
(in thousands)                                          useful life         1993            1992

Land                                                                 $      23,558  $       25,035
Buildings                                              10 to 40 years      176,885         179,569
Leasehold improvements                                 5 to 10 years       137,598         146,552
Equipment                                              4 to 15 years       378,133         392,459
    Total                                                                  716,174         743,615
Less accumulated depreciation and amortization                             409,141         407,079
    Total                                                            $     307,033  $      336,536

Depreciation and amortization expense of $48.6 million in 1993, $51.5 million in 1992 and $48.1 million in 1991 is included in occupancy expense or equipment expense, depending upon the nature of the asset.

The Corporation occupies certain other premises and rents equipment, primarily data processing equipment, under leases that are accounted for as operating leases. These leases have expiration dates through 2023. Operating lease rentals aggregated $47.6 million in 1993, $52.1 million in 1992 and $54.8 million in 1991. Such amounts are recorded net of sublease income totaling $1.5 million in 1993 and $1.2 million in 1992 and 1991.

The minimum rental commitments of the Corporation at December 31, 1993 under the terms of operating leases in excess of one year were as follows: $35.3 million in 1994; $31.0 million in 1995; $25.0 million in 1996; $19.2 million in 1997;
$14.2 million in 1998; and $39.8 million after 1998.

NOTE 6 - FORECLOSED PROPERTIES

Foreclosed properties of $48.0 million and $244.4 million are stated net of reserves of $6.6 million and $34.5 million at December 31, 1993 and 1992, respectively. Provisions charged to operations for changes in the carrying value of foreclosed properties amounted to $68.1 million, $134.2 million and $77.1 million in 1993, 1992 and 1991, respectively.

NOTE 7 - OTHER ASSETS AND ACCRUED TAXES AND OTHER LIABILITIES

The components of other assets at December 31, 1993 and 1992 are presented below:
(in thousands)                                                              1993            1992
Receivable for securities sold                                       $     215,564  $    1,028,434
Net deferred income taxes                                                  202,321         135,411
Accrued interest income                                                    154,674         143,465
Prepaid pension expense                                                    129,493         126,218
Goodwill                                                                   105,104         111,188
Other                                                                      447,491         475,953
  Total                                                              $   1,254,647  $    2,020,669

      F-18                                                                   42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Net deferred income taxes of $135.4 million at December 31, 1992 represent amounts computed under the prior accounting standard for income taxes. Effective January 1, 1993, net deferred income taxes computed under the new accounting standard were $188.2 million.

The components of accrued taxes and other liabilities at December 31, 1993 and
1992 are presented below:
(in thousands)                                                              1993            1992
Payable for securities purchased                                     $          83  $    1,102,027
Accrued interest expense                                                    67,648          60,790
Accrued dividends payable                                                   22,955           3,199
Accrued restructuring expenses                                               6,854
Accrued postemployment benefits expense                                      8,400
Accrued postretirement health care and life insurance benefits expense       6,214
Other                                                                       71,769          64,232
  Total                                                              $     183,923  $    1,230,248

NOTE 8 - OTHER BORROWINGS

Other borrowings of the Corporation at December 31, 1993 and 1992 were as follows:
(in thousands)                                                              1993            1992
Federal funds purchased                                              $   1,709,315  $      260,779
Securities sold under agreements to repurchase                           5,742,087       4,319,919
Treasury tax and loan funds                                                599,962         271,458
Private placement notes                                                    174,996         150,256
Federal Home Loan Bank of Boston borrowings                                961,246         326,050
  Total                                                              $   9,187,606  $    5,328,462

The scheduled maturities of Federal Home Loan Bank of Boston borrowings are as follows: $802.0 million due in 1994 with interest rates at 3.20 to 3.97 percent; and $159.2 million due in 1995 and thereafter with interest rates at
4.12 to 9.01 percent.

Securities sold under agreements to repurchase, representing primarily U.S.
Government agency securities, at December 31, 1993 are detailed below by due date:
                                                          Less than        30-90
(in thousands)                             Overnight      30 days         days           Total

Securities sold
  Amortized cost                         $   974,640  $   4,725,415  $      45,117  $    5,745,172
  Fair  value                                979,636      4,776,400         45,348       5,801,384
Repurchase borrowings                        976,746      4,720,207         45,134       5,742,087
Average borrowing interest rate                 2.37 %         3.10 %         3.12 %          2.98 %

      F-19                                                                   43

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



NOTE 9 - NOTES AND DEBENTURES

The Corporation's notes and debentures at December 31, 1993 and 1992 are summarized below:
(in thousands)                                                              1993            1992

8 7/8% notes due 1996, net of discount                               $     149,769  $      149,680
8 1/8% notes due 1997, net of discount                                      99,880          99,848
Floating rate subordinated notes due 1997                                   50,000          50,000
9.85% subordinated capital notes due 1999, net of discount                 149,915         149,900
8 5/8% subordinated notes due 1999, net of discount                        149,684         149,631
7.20% subordinated notes due 2003, net of discount                         149,720
8 1/4% notes due 1993                                                                      114,680
11 3/4% notes due 1995                                                                      50,000
8 5/8% sinking fund debentures due 1999                                                     17,961
Other                                                                        9,973          28,133
  Total                                                              $     758,941  $      809,833

The fair value of the Corporation's notes and debentures was approximately $827.4 million and $828.4 million at December 31, 1993 and 1992, respectively.

Both the 8 7/8% and 8 1/8% notes are unsecured obligations with interest payable semiannually. The floating rate subordinated notes bear interest at a rate of 3/8 percent above LIBOR (London Inter Bank Offered Rate). Both the 8 5/8% and 7.20% subordinated notes may not be redeemed prior to maturity. Interest is payable semiannually. The 7.20% subordinated notes were issued during April 1993.

The agreement for the 9.85% subordinated capital notes provides that, on the maturity date of June 1, 1999, the notes, at the Corporation's option, will either be exchanged for common stock, preferred stock or certain other primary capital securities of the Corporation having a market value equal to the principal amount of the notes, or will be repaid from the proceeds of other issuances of such securities. The Corporation may, however, at its option, revoke its obligation to redeem the notes with capital securities based upon the capital treatment of the notes by its primary regulator or consent by its primary regulator for such revocation. The holders of the capital notes are subordinate in rights to depositors and other creditors.

The Corporation redeemed the outstanding balances of the following notes with balances aggregating $85.2 million during 1993: 11 3/4% notes due 1995; 8 5/8% sinking fund debentures due 1999; 8 1/2% sinking fund debentures due 1996 and 8 1/8% promissory notes due 1998 included in other notes above. The redemption of these notes did not have a material effect on the Corporation's results of operations or financial condition. During 1993, the 8 1/4% notes matured and were fully paid.

      F-20                                                                   44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Certain of the Corporation's note and debenture agreements include provisions that limit the ability of the Corporation to sell the capital stock of its subsidiary banks or dispose of significant portions of assets of these subsidiaries.

The Corporation has agreed to guarantee payment of certain notes and debentures of Hartford National Corporation totaling $149.9 million and of Shawmut Corporation totaling $249.6 million at December 31, 1993. See "Note 18 - Summarized Financial Information of Certain Note and Debenture Issuers".

The scheduled maturities of the Corporation's notes and debentures for each of the next five years are as follows: $.4 million in 1994; $.4 million in 1995; $150.2 million in 1996; $150.4 million in 1997; $.5 million in 1998; and $457.0 million after 1998.

NOTE 10 - SHAREHOLDERS' EQUITY

The payment of dividends is determined by the Board of Directors in light of the earnings, capital levels, cash requirements and the financial condition of the Corporation and its subsidiaries, applicable government regulations and policies and other factors deemed relevant by the Board of Directors, including the amount of dividends payable to the Corporation by its subsidiary banks. Various federal laws, regulations and policies limit the ability of the Corporation's subsidiary banks to pay dividends. See "Note 16 - Regulatory Matters".

Shawmut National Corporation's Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock without par value in series and to determine the designation, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions and all other rights of each series. Shawmut National Corporation had outstanding at December 31, 1993 a series of 575,000 shares of 9.30% Cumulative Preferred Stock with a stated value of $250 per share represented by Depositary Shares and a series of 700,000 shares of Preferred Stock with Cumulative and Adjustable Dividends with a stated value of $50 per share. Both series of preferred stock rank senior to the Corporation's common stock as to dividends and liquidation preference.

The Depositary Shares represent a one-tenth interest in a share of 9.30% Cumulative Preferred Stock and are not subject to any mandatory redemption or sinking fund provisions. The 9.30% Cumulative Preferred Stock will be redeemable on at least 30 but not more than 60 days notice, at the option of the Corporation, as a whole or in part, at any time on and after October 15, 1997 at a redemption price equal to $250 per share plus dividends accrued and accumulated but unpaid to the redemption date.

      F-21                                                                   45

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



The dividend rate on the Preferred Stock with Cumulative and Adjustable Dividends is established quarterly and is based on a rate that is 2.25 percent below the highest interest rate of selected short- and long-term U. S. Treasury securities prevailing at the time the rate is set. The dividend rate for any dividend period will in no event be less than 6.00 percent or greater than 12.00 percent per annum. This series of preferred stock is redeemable, at the Corporation's option, at $50.00 per share.

Dividends of $23.25 and $4.65 per share were declared on the 9.30% Cumulative Preferred Stock during 1993 and 1992, respectively. Dividends of $3.00, $3.01 and $3.23 per share were declared during 1993, 1992 and 1991, respectively, on the Preferred Stock with Cumulative and Adjustable Dividends. Dividends declared per common share were $.50 during 1993. There were no dividends declared on common shares during 1992 or 1991.

The Corporation's Board of Directors previously adopted a rights plan which provides for the distribution of one right for each outstanding share of common stock. Each right entitles common stockholders to buy one-one hundredth of a newly issued share of Series A Junior Participating Preferred Stock of the Corporation at an exercise price of $100 per share, subject to adjustment. The rights, which will expire March 10, 1999, can be redeemed by the Corporation under certain circumstances at one cent per right. The rights become exercisable if certain events relating to the acquisition or proposed acquisition of common shares of the Corporation occur. When exercisable, under certain circumstances, each right will enable its holder to purchase, at the right's then current exercise price, common shares of the Corporation (or, under certain circumstances, a combination of cash, property, common shares or other securities) having a value of twice the right's exercise price. In addition, if thereafter the Corporation is involved in a merger or other business combination transaction with another person in which its shares are changed or exchanged, or if the Corporation sells more than 50 percent of its assets, cash flow, or earning power to another person or persons, each right (with certain exceptions) that has not previously been exercised will entitle its holder to purchase, at the right's then current exercise price, common shares of such other person having a value of twice the right's exercise price.

Common shares totaling 19,716,617 at December 31, 1993 were reserved for issuance under the Dividend Reinvestment and Stock Purchase Plan and the Corporation's Stock Option and Restricted Stock Award Plan. In addition, approximately 25,438,198 common shares have been reserved for issuance relating to the Corporation's pending acquisitions. See "Note 2 - Acquisitions".

In connection with the settlement of certain litigation, on January 18, 1994 the Corporation issued warrants for the purchase of up to 1,329,115 shares of common stock. The warrants have an exercise price of $22.11 per share, are listed on the New York Stock Exchange, are freely tradable and are exercisable for a period of one year, commencing January 18, 1995. See "Note 15 - Litigation".

      F-22                                                                   46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - PENSION AND OTHER EMPLOYEE BENEFIT PLANS

Pension and Thrift Plans - The Corporation has a noncontributory, qualified defined benefit pension plan covering substantially all full-time employees meeting certain requirements as to age and length of service. For those vested, the plan provides a monthly benefit upon retirement based on compensation during the five consecutive highest paid years of employment and years of credited service. It is the Corporation's policy to fund annually an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount which would be deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The assets of the plan are primarily invested in listed stocks.

The Corporation also has supplemental retirement plans that cover certain employees and pay benefits that supplement any benefits paid under the qualified plan. Benefits under the supplemental plans are generally based on compensation not includible in the calculation of benefits to be paid under the qualified plan.

The following table sets forth the funding status and the prepaid pension expense of the Corporation's pension and supplemental benefit plans recognized in the balance sheet at December 31, 1993 and 1992:
(in thousands)                                                              1993            1992

Actuarial present value of benefit obligations
  Vested benefit obligation                                          $    (103,579) $      (73,514)
  Accumulated benefit obligation                                     $    (119,123) $      (88,148)
Projected benefit obligation for services rendered to date           $    (167,908) $     (126,339)
Plan assets at fair market value                                           240,896         240,852
Plan assets in excess of projected benefit obligation                       72,988         114,513
Unrecognized net actuarial (gain) loss                                      44,286          (2,417)
Unrecognized prior service cost                                             15,637          17,530
Unrecognized net asset                                                      (3,418)         (3,408)
Prepaid pension expense                                              $     129,493  $      126,218

      F-23                                                                   47

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



The Corporation's net pension income was $.2 million in 1993 and $3.0 million in 1992 and 1991.

The components of net pension income for the years ended December 31, 1993, 1992 and 1991 for all plans were as follows:
(in thousands)                                               1993           1992            1991
Service cost for benefits earned during the period    $       8,523  $       8,230  $        7,224
Interest cost on projected benefit obligation                10,869          8,654           7,110
Actual return on plan assets                                (22,557)       (20,659)        (18,614)
Net amortization and deferral of gains and losses             2,962          1,830           1,296
Settlement and curtailment gains, net                                       (1,049)
Net pension income                                    $        (203) $      (2,994) $       (2,984)

Significant rate assumptions as of December 31, 1993, 1992 and 1991, used in determining 1993, 1992 and 1991 net pension income and related pension obligations were as follows:

                                                             1993           1992            1991

Discount rate used in determining
  projected benefit obligation                                  7.5 %          8.5 %           8.5 %
Rate of increase in compensation levels                         4.5            4.5             5.0
Long-term rate of return on plan assets                        10.0           10.0            10.0

The Corporation also sponsors defined contribution plans covering substantially all employees. Contributions under such plans totaled $6.5 million in 1993, $6.1 million in 1992 and $6.4 million in 1991.

Postretirement Health Care and Life Insurance Benefits - The Corporation sponsors four postretirement benefit plans that provide health care and life insurance benefits for retired employees that have met certain age and service requirements. One plan provides medical benefits and the other three plans provide life insurance benefits. The postretirement medical plan and one of the life insurance plans are contributory with contributions adjusted annually to reflect certain cost-sharing provisions of the plans. The remaining two postretirement life insurance plans are noncontributory. It is the Corporation's policy to fund the postretirement benefit plans as claims are paid. Plan assets represent the cash surrender value of life insurance policies related to one of the plans described above.

The Corporation adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective January 1, 1993. This new accounting standard requires the expected cost of these postretirement health care and life insurance benefits to be accrued and charged to operations during the years the employees render the service. The Corporation is amortizing the transition obligation of $94.8 million on a straight-line basis over 20 years. The postretirement benefit expense for 1993 was $14.7 million. Previously, the the Corporation's postretirement benefits were expensed as claims were paid and totaled approximately $5.0 million for 1992 and $4.5 million for 1991.

      F-24                                                                   48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table sets forth the funded status and the accrued postretirement health care and life insurance benefits expense of the Corporation's postretirement benefit plans recognized in the balance sheet at December 31,
1993:
(in thousands)                                                                              1993

Accumulated postretirement benefit obligation
  Retirees                                                                          $      (63,340)
  Fully eligible active plan participants                                                  (19,884)
  Other active plan participants                                                           (16,461)
    Total                                                                                  (99,685)
Plan assets at fair market value                                                             2,292
Accumulated postretirement benefit obligation
  in excess of plan assets                                                                 (97,393)
Unrecognized net actuarial gain                                                              1,117
Unrecognized transition obligation                                                          90,062
Accrued postretirement health care and life insurance benefits expense              $       (6,214)

Significant rate assumptions as of December 31, 1993 used in determining 1993 postretirement health care and life insurance benefits expense and related obligation were as follows:
                                                                                            1993

Discount rate used in determining
  accumulated postretirement benefit obligation                                                7.5 %
Rate of increase in compensation levels                                                        4.5
Long-term rate of return on plan assets                                                        5.0
Medical cost trend rate                                                                       12.0
Medicare benefits trend rate                                                                  10.5

The assumptions for medical costs and Medicare benefits trend to 5.0 percent by the year 2001 and remain constant thereafter. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1993 by $5.6 million and increase the aggregate of the service and interest cost components of net periodic postretirement benefits expense for 1993 by $.8 million.

The components of the annual postretirement health care and life insurance benefits expense for the year ended December 31, 1993 are summarized below:

(in thousands)                                                                              1993
Service cost for benefits earned during the period                                  $        2,290
Interest cost on projected benefit obligation                                                7,762
Actual return on plan assets                                                                  (112)
Net amortization of the transition obligation                                                4,741
Postretirement health care and life insurance benefits expense                      $       14,681

      F-25                                                                   49

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



Postemployment Benefits - The Corporation provides disability and workers' compensation related benefits to former or inactive employees after employment but before retirement and had also provided supplemental severance benefits to certain former employees. The Corporation adopted, in the fourth quarter of 1993 retroactive to January 1, 1993, FAS No. 112, "Employers' Accounting for Postemployment Benefits". The new accounting standard requires that the cost of these benefits be accrued and charged to operations if the obligation is attributable to services already rendered, rights to such benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. Previously, the Corporation's postemployment benefits were expensed as payments were made. The Corporation recognized an after-tax charge of $6.6 million recorded as a cumulative effect of a change in method of accounting for 1993 relating to the adoption of this new accounting standard.

Stock Option and Restricted Stock Award Plan - The Corporation has a Stock Option and Restricted Stock Award Plan (the Plan), which provides for the granting of incentive and nonqualified stock options to certain employees for the purchase of Shawmut National Corporation common stock at 100 percent of fair market value at the date of grant. Options granted under the Plan are exercisable after a minimum of one year but within ten years of the date of grant. Also, options granted may be accompanied by stock appreciation rights
(SARs) or limited stock appreciation rights (LSRs), or both. SARs and LSRs entitle the holder to receive payment equal to the increase in the market value of the common stock from the date of grant to the date of exercise. LSRs may be exercised only during the 60-day period following a change of control. SARs and LSRs may be granted only in tandem with stock options and may be paid in cash or common stock at the election of the employee.

The Plan also provides for the granting of restricted stock and performance share units to certain key executives. A performance share unit represents an interest in a restricted share of common stock and any dividends declared. Grants of performance share units are determined using certain guidelines based on salary and responsibility levels, as well as predetermined performance criteria. A total of 7,600,000 shares of common stock have been reserved for the Plan, including the performance share units. Charges for the Plan related to restricted stock awards totaled $1.0 million in 1993 and $.8 million in 1992. There were no charges associated with the Plan in 1991. A grant of 308,200 shares of performance share units occurred on October 28, 1993, for the performance periods beginning January 1, 1994 through December 31, 1995. Compensation expense will be recognized based on the fair value of the performance share units over this period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Transactions in the Corporation's stock options for the three year period ended
December 31, 1993 are summarized below:
                                                                         Option
                                                         Number of        price          Total
                                                          shares        per share    (in thousands)
Outstanding December 31, 1990                             2,165,162  $      6 - 31  $       40,248
Granted in 1991                                               2,500              5              12
Cancelled in 1991                                          (281,609)        6 - 30          (4,410)
Exercised in 1991                                            (6,021)             6             (37)
Outstanding December 31, 1991                             1,880,032         5 - 31          35,813
Granted in 1992                                             689,500        11 - 19           7,603
Cancelled in 1992                                          (383,285)        6 - 30          (7,659)
Exercised in 1992                                          (154,671)        6 - 11          (1,072)
Outstanding December 31, 1992                             2,031,576         5 - 31          34,685
Granted in 1993                                           1,386,187        17 - 25          31,332
Cancelled in 1993                                          (264,534)        6 - 31          (6,528)
Exercised in 1993                                          (337,369)        6 - 23          (2,662)
Outstanding December 31, 1993                             2,815,860  $      5 - 30  $       56,827
Options exercisable
  at December 31, 1993                                    1,150,092  $      5 - 30  $       22,808
Shares available for future grants
  at December 31, 1993                                    3,399,791

At December 31, 1993, SARs had previously been issued in tandem with 605,000 outstanding stock options. Common stock issued relating to restricted stock awards amounted to 48,000 shares in 1993 and 226,000 shares in 1992. There were no restricted stock awards in 1991.

NOTE 12 - OTHER NONINTEREST INCOME AND NONINTEREST EXPENSES

The components of other noninterest income for the years ended December 31,
1993, 1992 and 1991 were as follows:
(in thousands)                                               1993           1992            1991

Loan servicing                                        $      10,914  $      19,895  $       32,941
Foreign exchange trading                                      2,948          9,288           5,586
Trading account profits                                       6,379          6,559           7,078
Residential mortgage sales                                   23,524          5,400             754
Loan securitizations and sales                                              22,335
Gain on sale of credit card portfolio and
  merchant card business                                                                    71,471
Other                                                        31,113         41,040          46,263
  Total                                               $      74,878  $     104,517  $      164,093

      F-27                                                                   51

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES


The components of noninterest expenses for the years ended December 31, 1993,
1992 and 1991 were as follows:
(in thousands)                                               1993           1992            1991
Compensation                                          $     376,801  $     366,516  $      364,260
Benefits                                                     77,068         63,902          61,989
  Total                                               $     453,869  $     430,418  $      426,249

Occupancy                                             $      93,519  $      97,629  $       94,169
Equipment                                                    53,704         58,784          62,974
  Total                                               $     147,223  $     156,413  $      157,143

Foreclosed properties
  Provision                                           $      68,097  $     134,153  $       77,171
  Expense                                                    27,631         32,960          32,886
   Total                                              $      95,728  $     167,113  $      110,057

Federal Deposit Insurance Corporation premiums        $      43,459  $      36,789  $       38,234
Communications                                               40,220         40,791          43,515
Restructuring charges                                        36,319
Advertising                                                  20,560         13,160          10,156
Other                                                       190,339        191,705         184,286
  Total                                               $     330,897  $     282,445  $      276,191

NOTE 13 - INCOME TAXES

The Corporation adopted FAS No. 109, "Accounting for Income Taxes" (FAS 109), prospectively, effective January 1, 1993. The Corporation's deferred tax asset (deferred tax assets less deferred tax liabilities) at December 31, 1992 was $135.4 million. The Corporation's deferred tax asset represents future deductible temporary differences attributable primarily to provisions for loan losses in excess of the deductible amounts for tax purposes. The Corporation's deferred federal tax asset recorded upon adoption of FAS 109 (prior to valuation allowance) at January 1, 1993 was $268.2 million. The income tax benefits of these deductible temporary differences recognized under FAS 109 were subjected to an evaluation of whether it was more likely than not that the income tax benefits will be realized and, as a result, a valuation allowance of $80.0 million was established, resulting in a net deferred tax asset of $188.2 million at January 1, 1993. The level of the valuation allowance reflected management's best judgment regarding the amounts and timing of future taxable income and the estimated reversal pattern of these temporary differences. Deferred state tax assets, net of the valuation allowance, were nil. The cumulative effect of this accounting change was the recognition of a $52.8 million income tax benefit in the first quarter of 1993.

At December 31, 1993, the Corporation's deferred federal tax asset was $202.3 million. Based upon management's best judgment regarding the amounts and timing of future taxable income and the estimated pattern of temporary differences, no valuation allowance was recorded at year end.

      F-28                                                                   52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of deferred income taxes at December 31, 1993 were as follows:
                                                                        Deferred        Deferred
                                                                           tax            tax
(in thousands)                                                           assets       liabilities

Loan loss reserve                                                    $     226,738
Writedowns for foreclosed properties                                        18,483
Employee benefits                                                                   $       38,136
Depreciation and leasing                                                                    24,919
Other, net                                                                  20,155
  Total deferred income taxes                                        $     265,376  $       63,055

The current and deferred components of income taxes (benefit) for the years ended December 31, 1993, 1992 and 1991 were as follows:
(in thousands)                                               1993           1992            1991

Current
  Federal                                             $       5,175  $     (13,347) $      (15,679)
  State and other                                             1,194            931           1,530
    Total current income taxes                                6,369        (12,416)        (14,149)
Deferred income taxes                                       (13,969)        33,101          15,679
    Total income taxes (benefit)                      $      (7,600) $      20,685  $        1,530

The components of deferred income tax expense under the prior accounting standard for income taxes for each of the two years in the period ended December
31, 1992 were as follows:
(in thousands)                                                              1992            1991
Provision for loan losses                                            $      56,740  $      (20,255)
Provision for foreclosed properties                                        (24,306)        (13,433)
Direct leasing                                                              (6,415)         (3,510)
Pension expense                                                                972             (61)
Gain on assets securitized and sold                                          5,618          (5,301)
Operating loss generating no current tax benefit                                            66,319
Other, net                                                                     492          (8,080)
  Total deferred income taxes                                        $      33,101  $       15,679

      F-29                                                                   53

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



A reconciliation of the difference between consolidated income tax expense
(benefit) and the amount computed by applying the federal statutory rate of 35 percent for the year ended December 31, 1993 and 34 percent for the years ended
December 31, 1992 and 1991 is presented below:
(in thousands)                                               1993           1992            1991
Tax expense (benefit) at statutory rate on income (loss) $   82,933  $      26,355  $      (57,499)
Tax-exempt securities and loan income,
  net of interest disallowance                               (3,407)        (3,957)         (6,143)
Dividend received exclusion                                  (3,615)        (3,799)         (4,526)
Effect of change in tax rates                                (7,888)
Reduction in valuation allowance                            (80,000)
State income tax expense, net of federal tax benefit            776            614           1,010
Operating loss generating no current tax benefit                                            66,319
Other items                                                   3,601          1,472           2,369
    Total income tax expense (benefit)                $      (7,600) $      20,685  $        1,530

Income tax expense associated with securities gains and losses, computed by applying the federal statutory rate of 35 percent (34 percent in 1992 and 1991) to securities transactions, was $2.0 million, $29.2 million and $26.6 million for the years ended December 31, 1993, 1992 and 1991, respectively.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Corporation provides deposit and loan products and other financial services to consumer and commercial customers located principally in New England. The Corporation's loan portfolio at December 31, 1993 consisted of commercial and industrial loans (41 percent), consumer loans (41 percent), real estate investor/developer loans (9 percent) and owner-occupied commercial real estate loans (9 percent). Securities, short-term investments and off-balance sheet interest rate instruments, such as futures contracts and interest rate swaps, option and cap agreements, are among the financial instruments used by the Corporation in its balance sheet management activities.

Securities and short-term investment activities are conducted with a diverse group of domestic and foreign governments, corporations and depository and other financial institutions. The Corporation evaluates the counterparty's creditworthiness and the need for collateral on a case by case basis.

The Corporation manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit exposure. Commercial loans may be collateralized by the assets underlying the borrowers' business such as accounts receivable, equipment, inventory and real property. Consumer loans such as residential mortgage and installment loans are generally secured by the real or personal property financed. Commercial real estate loans are generally secured by the underlying real property and rental agreements.

      F-30                                                                   54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A summary of certain financial instruments at December 31, 1993 and 1992 is presented below:
(in thousands)                                                              1993            1992

Financial instruments whose contract amounts
  represent credit risk
    Commitments to extend credit                                     $   7,706,278  $    5,707,176
    Standby letters of credit                                            1,364,778         789,083
    Residential mortgage loans sold with recourse                          167,559         251,072

Financial instruments whose contract amounts
  do not represent credit risk
    Commitments to purchase and sell foreign exchange                   11,034,179       5,573,824
    Notional balance of interest rate swap agreements                    1,983,500         702,800
    Notional balance of interest rate cap agreements
      Written                                                            2,446,907
      Purchased                                                          3,396,907          45,000
    Notional balance of futures contracts                                2,528,000
    Notional balance of option contracts
      Written                                                              786,000       1,244,000
      Purchased                                                            786,000       1,244,000

Commitments to extend credit at December 31, 1993 included commercial and industrial lines of $6.5 billion, consumer equity credit lines of $1.1 billion and commercial real estate lines of $170.6 million. The fair value of these commitments at December 31, 1993 and 1992, representing the discounted value of potential fee income, was approximately $25.4 million and $13.0 million, respectively.

Standby letters of credit are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements and are subject to the same risk, credit review and approval process as a loan. Letters of credit are primarily used to enhance credit for public and private borrowing arrangements and to guarantee a customer's financial performance. The fair value of the Corporation's standby letters of credit, representing the discounted value of potential fee income, was approximately $6.4 million and $5.4 million at December 31, 1993 and 1992, respectively.

Residential mortgage loans sold with recourse represent loans sold to U.S. Government agencies which allows the purchaser the option of requiring the Corporation to reacquire a loan in the event of default by the borrower. The option may extend for a period of five years or for the life of the loan. The Corporation has determined that the liability under the terms of the option agreements is not material. Residential mortgage loans are underwritten and sold by the Corporation's mortgage banking subsidiary.

Foreign exchange contracts are entered into primarily for trading activities. The risk associated with foreign exchange contracts arises from the counterparties' failure to meet the terms of the contracts. An additional risk is that the value of a foreign currency might change in relation to the U.S. dollar. In the event of a default by a counterparty, the cost to the Corporation, if any, would be the replacement cost of the contract at the current market rate. Exposure to changes in market rate is substantially lessened since the Corporation limits its risk by entering into offsetting contracts. The Corporation's foreign exchange contracts are valued monthly at current market value and changes in market value are included in other noninterest income. The Corporation has accrued net unrealized losses of approximately $4.9 million and $48.0 million in the balance sheet at December 31, 1993 and 1992, respectively, and estimates the liability to settle the foreign exchange contracts would not exceed these amounts at these dates.

      F-31                                                                   55

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



Interest rate swap agreements are used by the Corporation to manage its interest rate risk. These agreements involve the exchange of fixed and variable rate interest payments based upon a notional principal amount and maturity date. Interest rate cap agreements are similar to interest rate swap agreements except that interest payments are only made or received if current interest rates rise above a predetermined rate. Included in both written and purchased interest rate cap agreements are approximately $2.4 billion in notional balances of agreements which consist of a simultaneous purchase and sale of a cap. This combination of agreements are also known as interest rate corridors. The risk associated with these agreements arises from the counterparties' failure to meet the terms of agreements. Limits are set on the exposure to any one counterparty. The Corporation estimated it would pay approximately $21.5 million and $30.0 million at December 31, 1993 and 1992, respectively, if it were to terminate the agreements at these dates. The fair value of interest rate cap agreements at December 31, 1993 was approximately $4.2 million, which represents the amount that the Corporation would recognize as a loss if the agreements were terminated at that date.

Futures contracts are also used by the Corporation to manage interest rate exposure. These instruments are exchange-traded contracts for the future delivery of securities, other financial instruments or cash settlement at a specified price or yield. The fair value of the futures contracts at December 31, 1993 was approximately $.3 million, which represents the amount that the Corporation would receive if the contracts were terminated at that date.

The Corporation utilizes option contracts to limit its exposure to market fluctuations on securities classified as available for sale. Options give the holder the right to purchase or sell securities at a specified price at a future date. The risk associated with options arises from the counterparties' failure to meet the terms of the agreements. The fair value of the Corporation's option contracts approximated the carrying amount, or the net unamortized premium, at December 31, 1993 and 1992.

NOTE 15 - LITIGATION

The Corporation, certain of its officers and directors were named as defendants in several complaints during 1990 and 1991, purportedly brought on behalf of purchasers of the Corporation's common stock between December 8, 1988 and January 24, 1991. Among other things, the complaint in the actions alleged violations of federal securities laws and negligent misrepresentation based upon certain allegedly false and misleading public statements relating to the Corporation's financial position and omissions in the Corporation's public reports.

The Corporation and the plaintiffs entered into a settlement which was approved by the court on October 27, 1992. The settlement provides that, in full and complete settlement of all claims that have been or could have been brought in the class actions, the defendants will distribute to the members of the class including all persons who purchased the Corporation's common stock during the period December 8, 1988 to January 24, 1991, inclusive, warrants to purchase the Corporation's common stock. On January 18, 1994 the Corporation issued warrants for the purchase of up to 1,329,115 shares of common stock. The warrants have an exercise price of $22.11 per share, are listed on the New York Stock Exchange, are freely tradable and are exercisable for a period of one year, commencing January 18, 1995.

      F-32                                                                   56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defendants denied all allegations of wrongdoing contained in the pleadings in these actions and agreed to settle these actions solely to avoid the time and expense of contesting this burdensome litigation. The settlement did not have a material effect on the Corporation's results of operations or financial condition.

During 1993, Shawmut Mortgage Company, the Corporation's mortgage banking subsidiary, was the subject of an investigation of possible discriminatory lending by the United States Department of Justice (DOJ) and the Federal Trade Commission (FTC). On December 13, 1993, without admitting any wrongdoing, Shawmut Mortgage Company entered into a consent decree with the DOJ and FTC regarding past lending practices. Pursuant to the consent decree, Shawmut Mortgage Company established a $960 thousand monetary fund to compensate minority loan applicants who were denied mortgages between January 1990 and October 1992 but whose applications would be approved under the Corporation's more recent flexible underwriting criteria. This settlement did not have a material effect on the Corporation's results of operations or financial condition.

The Corporation's Shawmut Bank Connecticut subsidiary, which served as indenture trustee for certain healthcare receivable backed bonds issued by certain special purpose subsidiaries of Towers Financial Corporation, and another defendant, have been named in a lawsuit in federal court in Manhattan by purchasers of the bonds. The suit seeks damages in an undetermined amount equal to the difference between the current value of the bonds and their face amount of approximately $200 million, plus interest, as well as punitive damages. The Corporation believes its actions were reasonable and appropriate and were not the cause of any loss by the bondholders, and is vigorously defending the action.

The Corporation is subject to various other pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of other pending and threatened lawsuits will have a material effect on the Corporation's results of operations or financial condition.

      F-33                                                                   57

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



NOTE 16 - REGULATORY MATTERS

The Corporation is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Board) under the Bank Holding Company Act of 1956. As a bank holding company, the Corporation's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking.

The Corporation's subsidiary banks, Shawmut Bank Connecticut, National Association (Shawmut Bank Connecticut) and Shawmut Bank, National Association (Shawmut Bank Massachusetts), are subject to supervision and examination by the Office of the Comptroller of the Currency (OCC). The deposits of the Corporation's subsidiary banks are insured by, and therefore the subsidiary banks are subject to the regulations of, the Federal Deposit Insurance Corporation (FDIC). The banks are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Corporation's subsidiary banks. In October 1993, the Federal Reserve Bank of Boston (FRB) and the OCC removed certain regulatory agreements under which the Corporation and its subsidiary banks had been operating. The regulatory agreements focused on the need to improve asset quality and credit administration policies, as well as prior approval for dividend payments.

The Board and the OCC have adopted minimum risk-based capital and leverage guidelines for bank holding companies and national banks. The minimum Total capital ratio requirement is 8.00 percent, of which one-half must be Tier 1 capital. The minimum Leverage ratio requires Tier 1 capital of at least 3.00 percent of average quarterly assets less goodwill and other intangibles. This Leverage ratio is the minimum requirement for the most highly rated banking organizations and other banking organizations are expected to maintain an additional level of at least 100 to 200 basis points.

The Board, OCC and FDIC implemented regulations, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), effective on December 19, 1992, concerning prompt supervisory and regulatory actions to be taken against undercapitalized depository institutions. FDICIA establishes five capital categories: "well-capitalized"; "adequately capitalized"; "undercapitalized"; "significantly undercapitalized"; and "critically undercapitalized". Under these regulations, an institution will be deemed "well-capitalized" if it has a Risk-based Total capital ratio of 10.00 percent or greater, a Risk-based Tier 1 capital ratio of 6.00 percent or greater and a Leverage ratio of 5.00 percent or greater. In addition, the institution cannot be subject to an order, written agreement, capital directive or prompt correction action directive.

The Tier 1 capital, Total capital and Leverage ratios for the Corporation at December 31, 1993 were 8.15 percent, 12.32 percent and 6.34 percent, respectively. The Tier 1 capital, Total capital and Leverage ratios for Shawmut Bank Connecticut were 10.09 percent, 11.37 percent and 7.79 percent, respectively, while these ratios for Shawmut Bank Massachusetts were 9.77 percent, 11.32 percent and 7.39 percent, respectively, at December 31, 1993.
The Corporation and its subsidiary banks at December 31, 1993 met the definition for a "well-capitalized" institution.

      F-34                                                                   58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Corporation's subsidiary banks are required to maintain reserves against certain deposit liabilities in either cash or balances on deposit with the Federal Reserve System. The Corporation's subsidiary banks maintained combined average reserves of approximately $561 million in 1993 with the FRB.

The Board issued proposed revisions to its capital adequacy guidelines in February 1993 which proposes to limit the amount of deferred tax assets recorded under FAS 109 that can be used to meet risk-based capital requirements. This proposal would limit deferred tax assets to those assets which may be realized from income taxes paid in prior carryback years, the reversal of future taxable temporary differences and the lesser of: (1) the amount of deferred tax assets expected to be realized within one year of the quarter-end date based on future taxable income (exclusive of tax carryforwards and reversals of existing temporary differences) for that year, or (2) ten percent of Tier 1 capital. The Corporation believes the deferred tax asset at December 31, 1993 would be allowable in computing regulatory risk-based capital because the deferred tax asset would not exceed the amount of income taxes previously paid in prior carryback years. The Corporation cannot determine whether, or in what form, this proposal may be enacted.

Principal sources of revenues for the Corporation are dividends received directly and indirectly from its banks and other subsidiaries and interest earned on short-term investments and advances to subsidiaries. Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are national banks. Two different calculations are performed to measure the amount of dividends that may be paid: a recent earnings test and an undivided profits test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a national bank in any calendar year is in excess of the current year's net profits combined with the retained net profits of the two preceding years, unless the bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank's undivided profits then on hand, after deducting bad debts in excess of the reserve for loan losses. Under the recent earnings test at January 1, 1994, which is the more restrictive of the two tests, Shawmut Bank Connecticut could pay up to $113.8 million in dividends to its parent holding company without prior approval. Shawmut Bank Massachusetts, under the recent earnings test at January 1, 1994, could pay up to $210.7 million in dividends to its parent holding company without prior approval. Shawmut Bank Connecticut and Shawmut Bank Massachusetts had undivided profits of $262.9 million and $469.6 million, respectively, at December 31, 1993.

The Corporation's subsidiary banks are also restricted under federal law with respect to the transfer of funds from the subsidiary banks to the Corporation and its nonbanking subsidiaries. Such transfers are limited to certain percentages of the subsidiary bank's capital and surplus. Loans and extensions of credit must be secured in specified amounts. The Corporation had no borrowings outstanding from either of its subsidiary banks at December 31, 1993.

      F-35                                                                   59

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES



NOTE 17 - PARENT COMPANY FINANCIAL INFORMATION

The condensed financial information of Shawmut National Corporation (parent company only) is presented below:

CONDENSED BALANCE SHEET
December 31, (in thousands)                                                 1993            1992

ASSETS
Cash and short-term investments with subsidiary banks                $     293,984  $      339,126
Equity securities                                                           48,700
Investments in and advances to consolidated subsidiaries(equity basis)   2,083,030       1,607,248
Accrued income and other assets                                             24,985           7,262
  Total                                                              $   2,450,699  $    1,953,636

LIABILITIES AND SHAREHOLDERS' EQUITY
Private placement notes                                              $     174,996  $      150,256
Borrowings from subsidiary                                                 143,917         153,000
Other liabilities                                                           29,092          18,348
Subordinated notes                                                         299,404         149,631
Shareholders' equity                                                     1,803,290       1,482,401
  Total                                                              $   2,450,699  $    1,953,636

CONDENSED STATEMENT OF INCOME

Year ended December 31, (in thousands)                       1993           1992            1991

REVENUES
Dividend income from subsidiary                       $      81,900
Interest and dividend income
  Advances to subsidiaries                                    4,578  $       2,883  $        4,918
  Short-term investments                                      8,896          8,146           5,851
  Equity securities                                           2,307
Other                                                         7,973          8,588          10,783
  Total                                                     105,654         19,617          21,552
EXPENSES
Interest                                                     30,279         10,563          14,906
Other                                                         9,293         12,420          16,491
  Total                                                      39,572         22,983          31,397
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT), EQUITY
  IN UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES,
  EXTRAORDINARY CREDIT AND ACCOUNTING CHANGES                66,082         (3,366)         (9,845)
Income taxes (benefit)                                       (7,744)          (864)            584
INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
  INCOME(LOSS) OF SUBSIDIARIES, EXTRAORDINARY CREDIT
  AND ACCOUNTING CHANGES                                     73,826         (2,502)        (10,429)
Equity in undistributed income (loss) of subsidiaries
  before extraordinary credit and accounting changes        170,726         59,333        (160,215)
INCOME (LOSS) BEFORE EXTRAORDINARY CREDIT
  AND ACCOUNTING CHANGES                                    244,552         56,831        (170,644)
Extraordinary credit                                                        18,378
Cumulative effect of changes
  in methods of accounting                                   46,200
NET INCOME (LOSS)                                     $     290,752  $      75,209  $     (170,644)

      F-36                                                                   60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CONDENSED STATEMENT OF CASH FLOWS
Year ended December 31, (in thousands)                       1993           1992            1991

OPERATING ACTIVITIES
Net income (loss)                                     $     290,752  $      75,209  $     (170,644)
Equity in undistributed (income) loss of subsidiaries      (170,726)       (59,333)        160,215
Extraordinary credit on income (loss) of subsidiaries                      (18,288)
Cumulative effect of accounting changes of subsidiaries     (40,431)
Other                                                         4,573          7,620           9,720
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 84,168          5,208            (709)

FINANCING ACTIVITIES
Increase (decrease) in borrowings                           (15,657)        39,320           1,696
Proceeds from issuance of subordinated notes                149,700        149,631
Proceeds from issuances of common and preferred stock        61,955        356,599             847
Purchases of common stock                                    (2,509)           (10)
Cash dividends paid                                         (42,918)        (2,131)         (1,715)
CASH PROVIDED BY FINANCING ACTIVITIES                       150,571        543,409             828

INVESTING ACTIVITIES
Increase in equity securities                               (48,700)
Decrease (increase) in investments in and
  advances to consolidated subsidiaries                    (231,181)      (320,100)         11,130
CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (279,881)      (320,100)         11,130

INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                                    (45,142)       228,517          11,249
Cash and short-term investments at beginning of year        339,126        110,609          99,360
CASH AND SHORT-TERM INVESTMENTS
  AT END OF YEAR                                      $     293,984  $     339,126  $      110,609

      F-37                                                                   61

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES


NOTE 18 - SUMMARIZED FINANCIAL INFORMATION OF CERTAIN NOTE AND DEBENTURE ISSUERS

The Corporation has guaranteed payment of certain notes and debentures of Hartford National Corporation (HNC) and Shawmut Corporation (SC), whose subsidiaries include Shawmut Bank Connecticut and Shawmut Bank Massachusetts.
See "Note 16 - Regulatory Matters" about the ability of subsidiary banks to pay dividends. The summarized financial information of Hartford National
Corporation and Shawmut Corporation (parent companies only) is presented below.

CONDENSED BALANCE SHEET
                                                               HNC                      SC
December 31, (in thousands)                                    1993         1992        1993         1992

ASSETS
Investments in and advances to consolidated subsidiaries
  (equity basis)
    Bank subsidiaries                                     $ 1,142,148 $    908,420 $ 1,013,707 $    892,549
    Nonbank subsidiaries                                      221,317      264,464      34,891       33,003
Equity securities and other investments                       146,070      167,276      19,071       28,226
Advances to affiliates                                                                 143,702      162,350
Cash, accrued income and other assets                          13,875        9,205       5,060        3,530
  Total                                                   $ 1,523,410 $  1,349,365 $ 1,216,431 $  1,119,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings from affiliate                                 $   239,581 $     94,500
Other liabilities                                              19,253       12,049 $    13,945 $     15,452
Notes and debentures                                          149,915      324,780     299,649      324,489
Shareholders' equity                                        1,114,661      918,036     902,837      779,717
  Total                                                   $ 1,523,410 $  1,349,365 $ 1,216,431 $  1,119,658

      F-38                                                                   62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF INCOME

                                        HNC                                 SC
Year ended December 31,(in thousands)   1993       1992        1991         1993        1992         1991

REVENUES
Income from bank subsidiaries
    Dividend                        $    3,129                        $     78,771
    Interest                               301 $    1,778 $     3,394        3,345 $     4,219 $      6,029
Interest and dividend income from
    nonbank subsidiaries                18,054      9,071         484
Other                                   12,795     11,107      15,517         (365)      8,341        6,227
    Total                               34,279     21,956      19,395       81,751      12,560       12,256

EXPENSES
Interest                                29,659     33,732      35,864       25,142      27,028       28,156
Other                                    1,018        653       1,828          210         621          843
    Total                               30,677     34,385      37,692       25,352      27,649       28,999

INCOME (LOSS) BEFORE INCOME
  TAX BENEFIT, EQUITY IN
  UNDISTRIBUTED INCOME (LOSS)
  OF SUBSIDIARIES, EXTRAORDINARY
  CREDIT AND ACCOUNTING CHANGES          3,602    (12,429)    (18,297)      56,399     (15,089)     (16,743)
Income tax benefit                        (156)   (10,132)    (11,123)      (9,833)     (6,078)      (1,071)

INCOME (LOSS) BEFORE EQUITY IN
  UNDISTRIBUTED INCOME (LOSS)
  OF SUBSIDIARIES, EXTRAORDINARY
  CREDIT AND ACCOUNTING CHANGES          3,758     (2,297)     (7,174)      66,232      (9,011)     (15,672)
Equity in undistributed income (loss) of
  subsidiaries before extraordinary credit
  and accounting changes
    Bank subsidiaries                   83,240     (9,060)   (127,909)     106,964      78,608      (26,071)
    Nonbank subsidiaries                   581      5,148      14,431        1,624         635        2,417
INCOME (LOSS) BEFORE
  EXTRAORDINARY CREDIT AND
  ACCOUNTING CHANGES                    87,579     (6,209)   (120,652)     174,820      70,232      (39,326)
Extraordinary credit                                2,479                               15,869
Cumulative effect of changes
  in methods of accounting              32,874                               7,543
NET INCOME (LOSS)                   $  120,453 $   (3,730)$  (120,652)$    182,363 $    86,101 $    (39,326)

      F-39                                                                   63

         FINANCIAL GLOSSARY

         Basis Point

         A basis point is equal to one one-hundredth of one percent (25 basis points equal 0.25 percent and 100 basis points equal one percent).

         Book value per Common Share

         The amount of the Corporation's net worth represented by each share of outstanding common stock. It is obtained by dividing common shareholders' equity by the number of shares of common stock outstanding.

         Core Deposits

         The deposit base represented by ongoing account relationships maintained by consumer, commercial, corporate, and institutional customers with the Corporation's banks. Demand deposits, savings, money market, NOW and domestic time accounts comprise Core Deposits.

         Efficiency Ratio

         The efficiency ratio is a measure of relative overhead expense levels and is computed by dividing total noninterest expenses, excluding the foreclosed properties provision, by the sum of tax-equivalent net interest income plus noninterest income, excluding securities gains and losses.

         Federal Funds

         Immediately available funds on deposit at a Federal Reserve Bank. Banks with excess reserves lend such funds, generally on an overnight basis, to banks that are temporarily deficient in required reserves or that want to borrow federal funds to fund short-term assets.

         Interest-Earning Assets and Interest-Bearing Liabilities

         Interest is a price paid by a borrower to a lender for the use of money. The Corporation's interest-earning assets result from transactions in which it acts as a provider of funds. These include loans to customers, purchases of debt and equity securities and various transactions in the short-term money markets. Interest-bearing liabilities are those for which the Corporation acts as borrower and pays interest to depositors and other suppliers of funds.

         Interest Rate Sensitivity

         The exposure to financial gain or loss due to a change in the level of interest rates. In a given period, if more interest-earning assets than interest-bearing liabilities are subject to a change in interest rates because the assets are maturing or the contract calls for a rate change, the Corporation is asset sensitive (or positive) for that period. Rising interest rates during that time would enhance earnings, while declining interest rates would reduce earnings. The reverse earnings effect would occur if the Corporation were liability sensitive.

      F- 40                                                                  64

         Interest Rate Spread

         The difference between two interest rates. The phrase is most often used to refer to the difference between the interest yield on average interest-earning assets and the interest cost of average interest-bearing liabilities.

         Leverage Ratio

         The ratio was established by federal bank regulators and is computed by dividing Tier 1 capital by average quarterly assets less goodwill and other intangibles. A minimum Leverage ratio of at least 3.00 percent must be maintained. This Leverage ratio is a minimum requirement for the most highly rated banking organizations and other banking organizations will be expected to maintain an additional cushion of at least 100 to 200 basis points.

         Net Available Demand Deposits

         The remaining portion of demand deposits available for investment in interest-earning assets after deducting uncollected checks and federally mandated reserves required to be kept against such deposits.

         Net Interest Income

         Net interest income is the difference between the interest earned on assets and the interest paid on liabilities. Interest income and expense are affected by changes in the volume and mix of average interest-earning assets and interest-bearing liabilities, as well as changes in the level of interest rates.

         Net Interest Margin

         Net interest margin represents the tax-equivalent yield on interest-earning assets. This is obtained by dividing net interest income for a given accounting period by the average level of interest-earning assets for the period. This relationship is usually expressed on a tax-equivalent basis.

         Nonaccruing Loans

         Loans on which the accrual of interest income has been discontinued because of the uncertainty that exists regarding the collection of interest or principal. This circumstance typically results from the borrower's financial difficulties. Interest received on such loans is recorded as a reduction of principal or interest income if there is no doubt as to the collectibility of the loan.

         Repurchase Agreement

         A transaction in which securities are sold under an agreement that the selling institution will repurchase the securities from the buyer at a specified future date and price. In effect, the original seller is borrowing money for the period, using the securities as collateral.

         Restructured Loans

         Loans with original terms which have been modified as a result of a change in the borrower's financial condition. Typically, interest rate concessions are made or repayment schedules are lengthened in these cases.

      F-41                                                                   65

         Return on Average Assets

         A ratio obtained by dividing net income by average assets. It is a measure of profitability in banking.

         Return on Average Common Equity

         A ratio obtained by dividing net income applicable to common shareholders' (after payment of preferred stock dividends) by average common shareholders' equity. This is a standard measure of the rate of return on the common shareholders' investment.

         Risk-weighted Assets

         Established by federal bank regulators, this is computed based on the sum of Risk-weighted balance sheet assets and off-balance sheet credit equivalent amounts calculated in accordance with federal guidelines.

         Tax-equivalent Basis

         An adjustment of income exempt from federal and state taxes or taxed at preferential rates, such as interest income on state and municipal bonds or dividends on equity securities, to an amount that would yield the same pre-tax income had the income been subject to taxation. The result is to equate the true earnings value of tax-exempt and taxable income.

         Tier 1 Capital

         Established by federal bank regulators, this is composed of common equity, retained earnings and perpetual preferred stock reduced by goodwill and certain nonqualifying intangible assets.

         Tier 1 Capital and Total Capital Ratios

         These measures of capital adequacy have been established by federal bank regulators, who require institutions to have a minimum ratio of Tier 1 capital to Risk-weighted assets of 4.00 percent and a minimum ratio of Total capital to Risk-weighted assets of 8.00 percent. The ratios are obtained by dividing Tier 1 capital or Total capital by Risk-weighted assets.

         Total Capital

         Established by federal bank regulators, this consists of Tier 1 capital plus a limited amount of allowable debt, certain other financial instruments and a limited amount of the reserve for loan losses.

      F-42                                                                   66


SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
Year ended December 31, (in millions, except
  per share and ratio data)                                1993          1992          1991          1990          1989
RESULTS OF OPERATIONS
Net interest income                                  $     924.6  $      825.3  $      737.3  $      759.5  $      888.5
Provision for loan losses                                   29.2         189.5         466.4         434.3         625.8
Net interest income after
  provision for loan losses                                895.4         635.8         270.9         325.2         262.7
Securities gains, net                                        5.7          85.9          78.2          26.2          39.9
Noninterest income                                         363.5         392.2         451.5         439.6         355.1
Noninterest expenses                                     1,027.7       1,036.4         969.7         918.3         877.4
Income (loss) before income taxes,
  extraordinary credit and accounting changes              236.9          77.5        (169.1)       (127.3)       (219.7)
Income taxes (benefit)                                      (7.6)         20.7           1.5           5.7         (90.8)
Income (loss) before extraordinary credit
  and accounting changes                                   244.5          56.8        (170.6)       (133.0)       (128.9)
Extraordinary credit                                                      18.4
Cumulative effect of accounting changes                     46.2
Net income (loss)                                    $     290.7  $       75.2  $     (170.6) $     (133.0) $     (128.9)
Net income (loss) applicable to common stock         $     275.2  $       70.4  $     (172.9) $     (135.3) $     (131.3)
COMMON SHARE DATA
Income (loss) before extraordinary credit
   and accounting changes                            $      2.44  $       0.60  $      (2.35) $      (1.84) $      (1.77)
Net income (loss)                                           2.93          0.81         (2.35)        (1.84)        (1.77)
Dividends declared                                          0.50                                      0.75          1.40
Book value                                                 17.02         14.09         13.62         15.70         18.63
Average shares                                              93.9          86.6          73.7          73.4          74.3
END OF PERIOD BALANCES
Loans                                                $  15,384.4  $   14,899.8  $   14,300.7  $   15,388.5  $   19,201.4
Reserve for loan losses                                    633.0         863.0       1,000.0         941.3         738.9
Interest-earning assets                                 24,819.0      22,153.9      19,867.9      20,503.8      23,853.3
Nonaccruing loans                                          309.5         618.0       1,037.5       1,450.4         838.6
Foreclosed properties                                       48.0         244.4         360.9         230.6         174.9
Total assets                                            27,244.7      25,288.3      22,815.5      23,703.3      27,855.2
Core deposits                                           14,756.8      15,726.1      15,734.4      17,647.3      17,464.7
Notes and debentures                                       758.9         809.8         665.1         679.2         698.6
Shareholders' equity                                     1,803.3       1,482.4       1,039.8       1,191.7       1,397.7
Tier 1 capital                                           1,686.6       1,371.2         922.6       1,068.4       1,273.0
Total capital                                            2,549.0       2,164.2       1,645.7       1,881.2       2,255.0
RATIOS
Net income (loss) to:
  Average assets                                            1.14 %        0.34 %       (0.76)%       (0.52)%       (0.47)%
  Average shareholders' equity                             18.22          5.99        (15.62)        (9.54)        (7.41)
Net income (loss) applicable to common stock
  to average common shareholders' equity                   19.43          5.87        (16.35)        (9.96)        (7.70)
Efficiency                                                 69.61         73.18         73.68         72.67         63.71
Net charge-offs to average loans outstanding                1.75          2.38          2.87          1.38          0.89
Nonaccruing loans to loans                                  2.01          4.15          7.25          9.43          4.37
Reserve for loan losses to nonaccruing loans              205.00        140.00         96.00         65.00         88.00
Nonaccruing loans plus foreclosed properties to
  loans plus foreclosed properties                          2.32          5.69          9.54         10.76          5.23
Average shareholders' equity to average assets              6.28          5.60          4.88          5.47          6.37
Leverage                                                    6.34          5.90          4.22          4.53          4.59
Risk-based capital:
  Tier 1 capital                                            8.15          7.52          5.49          5.82          5.01
  Total capital                                            12.32         11.87          9.79         10.25          8.74
Dividends declared on common stock to
  net income applicable to common stock                    17.15

      F-43                                                                   67

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
FINANCIAL REVIEW

SUMMARY

Shawmut National Corporation (the Corporation) reported net income of $290.7 million, or $2.93 per common share, for the year ended December 31, 1993, compared with $75.2 million, or $.81 per common share for 1992 and a net loss of $170.6 million, or $2.35 per common share, for 1991.

Several items influenced 1993 net income:

                    - restructuring charges of $36.3 million relating to
                      branch closings and personnel reductions, foreclosed
                      properties provisions of $20.0 million related to a bulk
                      sale of foreclosed properties and a $14.1 million
																					 writedown in the value of excess servicing rights in
                      various securitized loan portfolios, all recorded in
                      the first quarter of 1993;

                    - expenses of $3.5 million related to the settlement with
                      the United States Department of Justice and the Federal Trade Commission as well as for the strengthening of fair lending compliance programs;

                    - an increase in annual employee benefits expense of
                      approximately $9.7 million as a result of adopting Statement of Financial Accounting Standards (FAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions";

                    - income tax benefits of $140.7 million attributable to
                      the adoption of a new accounting standard for income taxes, FAS No. 109, "Accounting for Income Taxes"; and

                    - an after-tax charge of $6.6 million relating to the
                      adoption of FAS No. 112, "Employers' Accounting for Postemployment Benefits".

Income before the cumulative effect of accounting changes for the year ended December 31, 1993 was $244.5 million, or $2.44 per common share, compared with income before extraordinary credit of $56.8 million, or $.60 per common share for 1992. This compares to a loss of $170.6 million, or $2.35 per common share, for the year ended December 31, 1991. The cumulative effect of accounting changes of $46.2 million in the first quarter of 1993 represents the Corporation's adoption of FAS No. 109 and FAS No. 112. The extraordinary credit of $18.4 million during 1992 represents the realization of net operating loss carryforwards. There were no extraordinary credits or accounting changes during 1991. Securities gains of $5.7 million, $85.9 million and $78.2 million for the years ended December 31, 1993, 1992 and 1991, respectively, are included in the results of operations. In addition, the results for 1992 included gains of $22.3 million from the sale of automobile and home equity loan pass-through certificates and the results for 1991 included gains of $71.5 million from the sale of the Corporation's credit card portfolio and merchant card business and $5.0 million from the repurchase of long-term debt obligations.

Asset quality improved as nonaccruing loans plus foreclosed properties decreased $504.9 million, or 59 percent, during 1993 to $357.5 million at December 31, 1993 from $862.4 million at December 31, 1992. Contributing to the decline in these assets were bulk sales of nonaccruing real estate loans and foreclosed properties in the second quarter of 1993 with a carrying value of $225.1 million. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties improved to 2.32 percent at December 31, 1993 from 5.69 percent at December 31, 1992.

      F-44                                                                   68

Nonaccruing loans were $309.5 million at December 31, 1993, a decrease of $308.5 million, or 50 percent, from $618.0 million at December 31, 1992.
The ratio of nonaccruing loans to loans improved to 2.01 percent at December 31, 1993 from 4.15 percent at December 31, 1992, while the ratio of the reserve for loan losses to nonaccruing loans improved to 205 percent at December 31, 1993 from 140 percent at December 31, 1992.

Foreclosed properties decreased $196.4 million, or 80 percent, to $48.0 million at December 31, 1993 from $244.4 million at December 31, 1992. The Corporation provided $68.1 million during 1993 to reduce the carrying value of foreclosed properties, compared with $134.2 million during 1992. The 1993 provision for foreclosed properties included a charge of $20.0 million related to a bulk sale of foreclosed properties. The 1992 provision for foreclosed properties also included three special charges totaling $23.6 million: $5.5 million related to the bulk sale of $18.6 million of foreclosed residential properties; $9.4 million related to an auction of foreclosed commercial properties aggregating approximately $34 million; and $8.7 million to reduce the carrying value of the remaining foreclosed properties for estimated selling costs.

The reserve for loan losses was $633.0 million at December 31, 1993, compared with $863.0 million at December 31, 1992. The provision for loan losses was $29.2 million for 1993, compared with $189.5 million in 1992. Net charge-offs for 1993 were $259.2 million and included a charge-off of $108.6 million related to bulk sales of nonaccruing real estate loans. Excluding this charge-off, net charge-offs for 1993 would have been $150.6 million, equal to a rate of 1.02 percent of average loans outstanding, compared with $293.4 million in net charge-offs for 1992, which are also exclusive of bulk sale related charge-offs, and a rate of 2.14 percent of average loans outstanding.

Capital continued to improve as shareholders equity increased $320.9 million to $1.8 billion, or 6.62 percent of assets, at December 31, 1993 from $1.5 billion, or 5.86 percent of assets, at December 31, 1992.
The increase in shareholders' equity is primarily attributable to current year net income. The Corporation's Tier 1 capital and Total capital ratios were 8.15 percent and 12.32 percent, respectively, at December 31, 1993, compared with a Tier 1 capital ratio of 7.52 percent and a Total capital ratio of 11.87 percent at December 31, 1992. The improvement in the Total capital ratio also reflects the addition of $150 million in subordinated notes issued in April 1993. The Leverage ratio for the Corporation at December 31, 1993 was 6.34 percent, compared with 5.90 percent at December 31, 1992. The Corporation and its subsidiary banks' at December 31, 1993 met the definition for a well capitalized institution under banking regulations.

The Corporation's common stock closed at $21.75 per share on December 31, 1993, representing 128 percent of the $17.02 book value per common share, compared with a common stock closing price of $18.38 per share and 130 percent of the $14.09 book value per common share a year ago.

The Corporation announced during 1993 the signing of definitive agreements to acquire three banking organizations: New Dartmouth Bank of Manchester, New Hampshire, with assets of $1.7 billion at year end, was announced on March 24, 1993; Peoples Bancorp of Worcester, Inc. of Worcester, Massachusetts, with assets of $891.1 million at year end, was announced on August 26, 1993; and Gateway Financial Corporation of Norwalk, Connecticut, with assets of $1.3 billion at year end, was announced on November 5, 1993. The transactions will be accounted for as poolings of interests and are subject to approvals by the shareholders of the respective banks and federal and state regulatory agencies. The transactions are expected to be completed during 1994.

      F-45                                                                   69

BANKING ACTIVITIES

The Corporation's banking activities primarily include consumer banking, commercial banking and investment services. Consumer banking consists of banking services for consumers and small businesses and includes such products as installment and residential mortgage loans. Commercial banking consists of various banking services to middle-market and large corporate customers and includes such products as commercial and real estate loans. Commercial banking also includes loans to financial institutions such as insurance companies and correspondent banks, as well as municipal and governmental entities. Investment services activities include trust and advisory services to personal, corporate and institutional clients.

Revenues from these banking activities consist primarily of interest income on loans and fees for services. Net interest income for commercial and consumer banking and other activities is discussed further in "Net Interest Income". Noninterest income related to commercial and consumer banking and trust and advisory services is discussed further in "Noninterest Income".
The Corporation operates these various banking activities as profit centers and noninterest expenses associated with these activities are accumulated on a functional, rather than a product line basis.

AVERAGE BALANCES AND RATES

The following table presents the Corporation's average interest-earning assets and interest-bearing liabilities and tax-equivalent interest rates for the years 1991 through 1993.

                                               1993                       1992                        1991
                                           Average      Average      Average       Average       Average       Average
Year ended December 31, (in millions)      balance       rate        balance         rate        balance         rate

INTEREST-EARNING ASSETS
Loans                                    $  14,792       7.11%  $       13,696       7.77%  $     14,215         9.24%
Securities
    At lower of aggregate cost
    or market value
      Subject to federal income taxes         2,969      6.60            2,531       7.71
      Equity securities                         269      8.17              204      11.31              221      13.33
    Held to maturity
      Subject to federal income taxes         4,467      5.91            2,921       7.91            4,805       8.97
      Exempt from federal income taxes                                       6       6.74               50       8.17
Residential mortgages held for sale             405      7.32              344       7.93              222       8.67
Short-term investments                          301      3.16              478       3.64              624       5.91
Trading account securities                       35      4.44               32       7.59               33       8.36
  Total interest-earning assets          $   23,238      6.78     $     20,212       7.73     $     20,170       9.11

INTEREST-BEARING LIABILITIES
Savings, money market and
  NOW accounts                           $    7,428        1.89%  $      7,121         3.05%  $      7,002         5.09%
Time certificates of deposit
  of $100 thousand or more                      480      4.62              693       6.15            1,235       8.16
Domestic time deposits                        3,174      4.42            4,096       5.14            4,989       7.00
Foreign time deposits                           173      2.97               76       3.30               72       5.56
  Total interest-bearing deposits            11,255      2.74           11,986       3.95           13,298       6.09
Federal funds purchased and
  securities sold under agreements
  to repurchase                               6,380      3.06            3,667       3.44            2,730       5.59
Other borrowings                                827      7.54              673       9.17              598       8.93
  Total other borrowings                      7,207      3.57            4,340       4.33            3,328       6.19
Notes and debentures                            839      8.58              668       8.89              669       9.04
  Total interest-bearing liabilities     $   19,301      3.30     $     16,994       4.24     $     17,295       6.23

      F-46                                                                   70

INTEREST-EARNING ASSETS

The Corporation manages its interest-earning assets by utilizing available capital resources within certain leverage, credit, interest rate and liquidity risk constraints. Loans and securities comprise the majority of the Corporation's interest-earning assets. The remaining leverage capacity is utilized by short-term investments, residential mortgages held for sale and trading account securities.

Interest-earning assets averaged $23.2 billion in 1993, an increase of $3.0 billion, or 15 percent, from $20.2 billion in 1992 and 1991. Loans comprised 64 percent of average interest-earning assets in 1993, compared with 68 percent and 70 percent in 1992 and 1991, respectively. Securities represented 33 percent of average interest-earning assets in 1993, compared with 28 percent and 25 percent in 1992 and 1991, respectively. The change in the composition of average interest-earning assets is attributable to an increase in the securities portfolio.

Average loans increased $1.1 billion to $14.8 billion in 1993 from $13.7 billion in 1992. Loans averaged $14.2 billion in 1991. The increase in average loans during 1993 is primarily attributable to higher levels of corporate and money market loans, as well as growth in consumer lending. Real estate investor/developer and owner occupied real estate loans also continued to decline during 1993. Commercial and industrial loans increased $499 million during 1993 to $6.3 billion from $5.8 billion at year end 1992. Consumer lending, which includes residential mortgage, home equity and installment loans, increased $558 million to $6.3 billion at year end 1993 from $5.7 billion at year end 1992.

Average commercial and industrial loans increased during 1992 compared with 1991, due to the $686 million growth in money market loans and loans to securities brokers. Average consumer loans decreased $159 million in 1992 due to the sale of $551.4 million in home equity and automobile loan pass-through certificates, which was partially offset by the $379.6 million growth in residential mortgages.

Securities principally include mortgage backed securities issued by the U.S. Government and its agencies and U.S. Treasury securities. The Corporation's Asset and Liability Committee establishes credit quality criteria and limits for individual securities. Approximately 96 percent of the securities portfolio is AAA rated.

The Corporation adopted, as of December 31, 1993, FAS No. 115, "Accounting
for Certain Investments in Debt and Equity Securities" (FAS 115).   Under
this new accounting standard, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost, adjusted for the amortization of premiums and accretion of discounts. Debt and equity securities which are not classified as held to maturity or as trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.

Prior to the adoption of FAS 115, debt securities that were to be held for indefinite periods of time, including securities that management intended to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, prepayment risk or other factors, were reported at the lower of aggregate cost or market value. Changes in net unrealized losses were included in the results of operations.

Securities averaged $7.7 billion for 1993, compared with $5.7 billion in 1992 and $5.1 billion in 1991. Securities classified as available for sale totaled $2.6 billion at December 31, 1993. Included in shareholders' equity at December 31, 1993 is $9.7 million of net unrealized gains (net of income taxes) relating to the of securities classified as available for sale. Debt securities classified as held to maturity totaled $6.4 billion at December 31, 1993, compared with $2.7 billion at December 31, 1992. The fair value of debt securities classified as held to maturity exceeded amortized cost by approximately $76.7 million at December 31, 1993, consisting of unrealized gains of approximately $88.8 million and unrealized losses of approximately $12.1 million.

      F-47                                                                   71

Securities reported at the lower of aggregate cost or fair value totaled $3.4 billion at December 31, 1992. The fair value of debt securities reported at the lower of aggregate cost or fair value exceeded amortized cost by approximately $75.5 million at December 31, 1992, consisting of unrealized gains of approximately $86.9 million and unrealized losses of approximately $11.4 million. Unrealized depreciation on equity securities included in shareholders' equity at December 31, 1992 totaled $23.7 million.

The Corporation sold approximately $4.4 billion of debt securities in 1993 that were reported at the lower of aggregate cost or fair value. The Corporation sold $4.5 billion and $2.6 billion in 1992 and 1991, respectively, of mortgage backed securities in response to the significant reduction in interest rates and the resulting increase in prepayment risk as interest rates declined over the period.

U.S. Treasury securities classified as available for sale with an aggregate carrying amount of $786.0 million were subject to combination options at December 31, 1993, which limited the risk of changes in the market value of these securities. U.S. Treasury securities with a carrying amount of $311.0 million were put to the counterparty on January 5, 1994 upon expiration of the option, resulting in no realized gain or loss. The combination options on the remainder of the securities expired on January 6, 1994, unexercised by either party.

Short-term investments (federal funds sold, securities purchased under agreements to resell and time deposits in other banks) averaged $301 million for the year ended December 31, 1993, compared with $478 million for 1992 and $624 million for 1991. Residential mortgages held for sale averaged
$405 million in 1993, compared with $344 million in 1992 and $222 million in 1991. Trading account securities averaged $35 million in 1993, compared with $32 million in 1992 and $33 million in 1991.

SOURCES OF FUNDS

The Corporation's liability management objective is to maintain liquidity through a diversified and stable base of funds suppliers. Management accomplishes this objective by offering competitively priced and attractive products to customers and by exercising prudent and sound balance sheet management practices. The Corporation funds interest-earning assets with interest-bearing deposits, other borrowings, notes and debentures, noninterest-bearing demand deposits and shareholders' equity.

Interest-bearing liabilities averaged $19.3 billion during 1993, compared with $17.0 billion during 1992 and $17.3 billion in 1991. Interest-bearing liabilities represented 83 percent of interest-earning assets in 1993, compared with 84 percent in 1992 and 86 percent in 1991.

Average interest-bearing deposits totaled $11.3 billion, or 58 percent of total interest-bearing liabilities, during 1993, compared with $12.0 billion, or 71 percent of total interest-bearing liabilities, during 1992. Average interest-bearing deposits were $13.3 billion, or 77 percent of total interest-bearing liabilities, during 1991. The decrease in the relationship of average interest-bearing deposits to total interest-bearing liabilities during 1993 was primarily due to an increase in other borrowings which supported, in part, the growth in the securities portfolio. The decline in interest-bearing deposits is attributable to the relatively lower interest rates offered on time deposits and time certificates of deposit of $100 thousand or more when compared to alternative savings and investment products.

Total savings, money market and NOW accounts averaged $7.4 billion in 1993, compared with $7.1 billion in 1992 and $7.0 billion in 1991. Domestic time deposits averaged $3.2 billion in 1993, or 23 percent less than the $4.1 billion in 1992. Similarly, average time certificates of deposit of $100 thousand or more decreased $213 million, or 31 percent, to $480 million in 1993 from $693 million in 1992.

      F-48                                                                   72

Core deposits averaged $14.9 billion in 1993, $15.2 billion in 1992 and $15.8 billion in 1991. Large denomination certificates of deposit, brokered retail deposits and foreign time deposits are not included in core deposits. The ratio of average loans to average core deposits was 99 percent in 1993, compared with 90 percent in both 1992 and 1991.

Other borrowings include federal funds purchased, securities sold under agreements to repurchase, Treasury tax and loan funds, private placement notes and Federal Home Loan Bank of Boston borrowings. Other borrowings averaged $7.2 billion during 1993, $4.3 billion during 1992 and $3.3 billion in 1991.

Notes and debentures averaged $839 million in 1993, compared with $668 million in 1992 and $669 million in 1991. The Corporation completed an offering of $150 million 7.20% subordinated notes due 2003 in April 1993. The Corporation redeemed, during the second quarter of 1993, the outstanding balances of four senior notes totaling $85.2 million. The redemption of these notes did not have a material effect on the Corporation's results of operations or financial condition. In the third quarter of 1993, 8 1/4% notes in the amount of $114.7 million matured and were fully paid.

Average demand deposits increased $254 million, or 6 percent, to $4.3 billion for 1993 from $4.0 billion for 1992. Demand deposits averaged $3.8 billion for 1991. Net available demand deposits (that portion of demand deposits available for investment) averaged $2.8 billion during 1993, compared with $2.5 billion for 1992 and $2.2 billion for 1991.

NET INTEREST INCOME
Year ended December 31, (in millions)                     1993          1992          1991          1990          1989

INTEREST AND DIVIDEND INCOME
  (tax-equivalent basis)
Loans                                                $   1,052.2  $    1,064.1  $    1,313.0  $    1,737.8  $    2,123.4
Securities
  At lower of aggregate cost or market value
    Subject to federal income taxes                        195.9         195.2
    Dividend on equity securities                           22.0          23.1          29.5          51.0         106.6
  Held to maturity
    Subject to federal income taxes                        264.0         231.1         431.1         331.8         330.5
    Exempt from federal income taxes                                       0.4           4.1          22.1         122.3
Residential mortgages held for sale                         29.6          27.3          19.2          22.4          29.7
Short-term investments                                       9.5          17.4          36.9         145.1           8.1
Trading account securities                                   2.0           2.4           2.8           4.8           3.8
  Total interest income                                  1,575.2       1,561.0       1,836.6       2,315.0       2,724.4

INTEREST EXPENSE
Savings, money market and NOW accounts                     140.3         217.3         356.2         455.7         434.4
Time certificates of deposit of $100 thousand or more       22.2          42.6         100.8         150.1          99.8
Domestic time deposits                                     140.5         210.7         349.1         486.2         488.6
Foreign time deposits                                        5.1           2.5           4.0          20.0          13.6
  Total interest on deposits                               308.1         473.1         810.1       1,112.0       1,036.4
Other borrowings                                           257.4         188.0         206.0         340.6         634.2
Notes and debentures                                        72.1          59.3          60.5          63.1          66.3
  Total interest expense                                   637.6         720.4       1,076.6       1,515.7       1,736.9

NET INTEREST INCOME
  (tax-equivalent basis)                                   937.6         840.6         760.0         799.3         987.5
Tax-equivalent adjustment                                   13.0          15.3          22.7          39.8          99.0
NET INTEREST INCOME                                  $     924.6  $      825.3  $      737.3  $      759.5  $      888.5

NET INTEREST SPREAD
  (tax-equivalent basis)                                    3.48 %        3.49 %        2.88 %        2.44 %        2.82 %
NET INTEREST MARGIN
  (tax-equivalent basis)                                    4.04 %        4.16 %        3.77 %        3.47 %        3.99 %

      F-49                                                                   73

RATE - VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix.  The change in interest attributable to both rate and volume has been allocated to the changes in the rate and volume on a pro rata basis.
                                               1993                                     1992
                                           Increase   Changes due to               Increase    Changes due to
Year ended December 31, (in millions)     (Decrease)     Rate         Volume      (Decrease)       Rate         Volume

INTEREST AND DIVIDEND
  INCOME CHANGE
Loans                                    $    (11.9) $     (93.6) $       81.7  $     (248.9) $     (202.3) $      (46.6)
Securities
  At lower of aggregate cost
    or market value
      Subject to federal income taxes           0.7        (30.4)         31.1         195.2                       195.2
      Dividend on equity securities            (1.1)        (7.4)          6.3          (6.4)         (4.2)         (2.2)
  Held to maturity
    Subject to federal income taxes            32.9        (68.4)        101.3        (200.0)        (46.5)       (153.5)
    Exempt from federal income taxes           (0.4)                      (0.4)         (3.7)         (0.6)         (3.1)
Residential mortgages held for sale             2.3         (2.2)          4.5           8.1          (1.7)          9.8
Short-term investments                         (7.9)        (2.0)         (5.9)        (19.5)        (12.1)         (7.4)
Trading account securities                     (0.4)        (.6)           0.2          (0.4)         (0.2)         (0.2)
  Total interest income change                 14.2       (204.6)        218.8        (275.6)       (267.6)         (8.0)

INTEREST EXPENSE CHANGE
Savings, money market
  and NOW accounts                            (77.0)       (86.0)          9.0        (138.9)       (144.8)          5.9
Time certificates of deposit
  of $100 thousand or more                    (20.4)        (9.1)        (11.3)        (58.2)        (20.9)        (37.3)
Domestic time deposits                        (70.2)       (26.9)        (43.3)       (138.4)        (82.7)        (55.7)
Foreign time deposits                           2.6         (0.3)          2.9          (1.5)         (1.7)          0.2
  Total interest on deposits change          (165.0)     (122.3)         (42.7)       (337.0)       (250.1)        (86.9)
Other borrowings                               69.4        (37.5)        106.9         (18.0)        (71.2)         53.2
Notes and debentures                           12.8         (2.1)         14.9          (1.2)         (1.1)         (0.1)
  Total interest expense change               (82.8)      (161.9)         79.1        (356.2)       (322.4)        (33.8)
NET INTEREST
  INCOME CHANGE                          $     97.0  $    (42.7)  $      139.7  $       80.6  $       54.8  $       25.8

      F-50                                                                   74

NET INTEREST MARGIN ON INTEREST-EARNING ASSETS

Net interest income, net interest spread and net interest margin are presented on a tax-equivalent basis.
                                                                                                              Percentage
                                                              Quarters                                        change from
(in millions)                               First       Second        Third         Fourth         Year       prior year

               1993
Net interest income                      $    215.5  $     236.4  $      240.1  $      245.6  $      937.6          11.5 %
Average interest-earnings assets             21,579       23,120        23,683        24,532        23,238          15.0
Net interest spread                            3.37 %       3.53 %        3.52 %        3.48 %        3.48 %        (0.3)
Net interest margin                            4.01         4.10          4.05          4.00          4.04          (2.9)

               1992
Net interest income                      $    197.0  $     203.2  $      210.9  $      229.5  $      840.6          10.6 %
Average interest-earning assets              19,715       19,944        20,162        21,129        20,212           0.2
Net interest spread                            3.27 %       3.35 %        3.54 %        3.72 %        3.49 %        21.1
Net interest margin                            4.02         4.10          4.16          4.32          4.16          10.3

               1991
Net interest income                      $    183.1  $     188.2  $      193.5  $      195.2  $      760.0          (4.9)%
Average interest-earning assets              20,527       20,340        19,893        19,921        20,170         (12.5)
Net interest spread                            2.61 %       2.79 %        3.03 %        3.13 %        2.88 %        18.0
Net interest margin                            3.62         3.71          3.86          3.89          3.77           8.6

NET INTEREST INCOME

Net interest income is the difference between the interest earned on assets and the interest paid on liabilities. Interest income and expense are affected by changes in the volume and mix of average interest-earning assets and interest-bearing liabilities, as well as changes in interest rates.

The Corporation's tax-equivalent net interest income for 1993 was $937.6 million, an increase of $97.0 million, or 12 percent, from $840.6 million in 1992. The increase in tax-equivalent net interest income reflects higher levels of interest-earning assets, primarily securities, as well as an improvement in funding costs. Average interest-earning assets increased $3.0 billion, to $23.2 billion in 1993 from $20.2 billion in 1992. The increase in average interest-earning assets for 1993 reflects growth in the securities portfolio of $2.0 billion and in the loan portfolio of $1.1 billion. The growth in the securities portfolio in 1993 resulted from the reinvestment of earnings into available investment alternatives given the lack of overall loan demand. As the demand for loans increases, the Corporation will utilize the maturities of the securities portfolio to fund the growth.

The net interest margin for 1993 decreased 12 basis points from 4.16 percent in 1992 to 4.04 percent in 1993, reflecting a shift in the mix of average interest-earning assets from loans to securities. Should the spread between the Corporation's interest earning assets and funding sources return to lower historical levels in the future, the Corporation's net interest margin would be expected to contract.

      F-51                                                                   75

The Corporation's tax-equivalent net interest income increased $80.6 million, or 11 percent, in 1992 compared with 1991 as a result of improvement in the net interest margin. The net interest margin for 1992 increased 39 basis points from 3.77 percent in 1991 to 4.16 percent in 1992. The improvement in the 1992 net interest margin was principally due to lower levels of nonaccruing loans and wider spreads between the yield on average interest-earning assets and the ratio paid on average interest-bearing liabilities, primarily attributable to lower deposit costs.

Interest income from consumer banking, commercial banking and other activities (investment in securities for liquidity and funds management purposes) was approximately $457.3 million, $594.9 million and $523.0 million, respectively, during 1993. Interest expense allocated to these banking activities was approximately $162.8 million, $242.5 million and $232.3 million, respectively, resulting in net interest income of $294.5 million, $352.4 million and $290.7 million, respectively. Average interest-earning assets related to these activities during 1993 were approximately $5.9 billion, $8.9 billion and $8.4 billion, respectively.

Interest income from these activities during 1992 was approximately $408.5 million, $655.6 million and $496.9 million, respectively. Interest expense was approximately $169.6 million, $318.6 million and $232.2 million, respectively, resulting in net interest income of $238.9 million, $337.0 million and $264.7 million, respectively. Average interest-earning assets related to these activities during 1992 were approximately $4.8 billion, $8.9 billion and $6.5 billion, respectively.

Interest income from these activities during 1991 was approximately $453.2 million, $859.8 million and $523.6 million, respectively. Interest expense was approximately $236.7 million, $522.1 million and $317.8 million, respectively, resulting in net interest income of $216.5 million, $337.7 million and $205.8 million, respectively. Average interest-earning assets related to these activities during 1991 were approximately $4.4 billion, $9.8 billion and $6.0 billion, respectively.

Interest expense was allocated to these activities based on the Corporation's interest expense on total interest-bearing liabilities for each of these years and may not be indicative of the interest expense that would be allocated to such activities had a different allocation methodology been used or if the activities were operated as separate segments of the Corporation.

      F-52                                                                   76

NONINTEREST INCOME
Year ended December 31, (in millions)                     1993          1992          1991          1990          1989

Customer service fees
  Commercial banking                                 $      83.7  $       91.0  $       86.7  $       74.7  $       66.1
  Consumer banking                                          88.0          81.5          88.6          82.2          70.9
    Total                                                  171.7         172.5         175.3         156.9         137.0
Trust and agency fees
  Personal                                                  72.7          71.4          70.1          68.3          65.3
  Corporate                                                 15.8          14.9          13.0          12.4           9.7
  Employee benefits                                         19.0          19.2          20.0          18.4          17.7
  Institutional                                              9.3           9.6           8.9           7.4           6.8
    Total                                                  116.8         115.1         112.0         106.5          99.5
Loan servicing                                              10.9          19.9          32.9          23.3          33.1
Foreign exchange trading                                     2.9           9.3           5.6           7.4           9.7
Residential mortgage sales                                  23.5           5.4            .8          26.3           2.5
Trading account profits                                      6.4           6.6           7.1           6.4           5.2
Other                                                       31.3          41.1          41.3          33.7          56.6
    Total                                                  363.5         369.9         375.0         360.5         343.6
Loan securitizations and sales                                             22.3                        32.4
Other gains                                                                             76.5          46.7          11.5
Securities gains, net                                        5.7          85.9          78.2          26.2          39.9
      Total noninterest income                       $     369.2  $      478.1  $      529.7  $      465.8  $      395.0

Customer service fees decreased $.8 million to $171.7 million in 1993 from $172.5 million in 1992, which was a decrease of $2.8 million from $175.3 million in 1991. Commercial banking fees include revenues from customer transaction analysis, cash management services and letter of credit fees. Consumer banking fees include deposit service charges, mutual funds commissions, and automatic teller, safe deposit and customer check order fees. The decline in commercial banking fees from 1992 to 1993 resulted primarily from customer preference for maintaining higher demand deposit balances in lieu of direct fee payments. The increase in consumer banking fees for this same period was due to increased fees for deposit service charges and commissions on new mutual fund products.

Trust and agency fees increased $1.7 million to $116.8 million in 1993 from $115.1 million in 1992, which in turn was an increase of $3.1 million from $112.0 million in 1991. The improvement during both 1993 and 1992 resulted from higher levels of assets under management as well as increases in fees for services.

Loan servicing income totaled $10.9 million in 1993, $19.9 million in 1992 and $32.9 million in 1991. Included in loan servicing income were gains of $1.1 million in 1993, $5.0 million in 1992 and $12.8 million in 1991 from the sale of mortgage servicing rights. Excluding these gains, the decline in loan servicing income in 1993, compared with 1992, is attributable to increased prepayments in the mortgage servicing portfolio.

Gains from residential mortgage sales totaled $23.5 million in 1993, $5.4 million in 1992 and $.8 million in 1991. The 1993 increase in gains on residential mortgage sales was due to declining interest rates during the year as these loans were sold into the secondary market. Foreign exchange trading income declined $6.4 million to $2.9 million in 1993 from $9.3 million in 1992, due to less favorable interest rate differentials between the United States and foreign countries during 1993.

      F-53                                                                   77

Total noninterest income in 1992 included gains of $22.3 million from the sale of automobile and home equity loan pass-through certificates. Income for 1991 included gains of $71.5 million from the sale of the Corporation's credit card portfolio and merchant card business and $5.0 million from the repurchase of long-term debt obligations.

NONINTEREST EXPENSES
Year ended December 31, (in millions)                     1993          1992          1991          1990          1989

Compensation and benefits
  Compensation                                       $     376.8  $      366.5  $      364.3  $      386.8  $      382.3
  Benefits                                                  77.1          63.9          62.0          63.4          60.8
    Total                                                  453.9         430.4         426.3         450.2         443.1
Occupancy and equipment
  Occupancy                                                 93.5          97.6          94.2         100.8          92.3
  Equipment                                                 53.7          58.8          63.0          67.3          77.1
    Total                                                  147.2         156.4         157.2         168.1         169.4
Federal Deposit Insurance Corporation premiums              43.5          36.8          38.2          21.5          13.6
Communications                                              40.2          40.8          43.5          50.0          48.0
Foreclosed properties expense                               27.6          32.9          32.9           9.4          10.6
Advertising                                                 20.6          13.2          10.2          14.3          14.3
Other                                                      172.7         191.7         184.3         186.8         156.4
    Total                                                  905.7         902.2         892.6         900.3         855.4
Foreclosed properties provision                             68.1         134.2          77.1          18.0          22.0
Special expenses                                            53.9
      Total noninterest expenses                     $   1,027.7  $    1,036.4  $      969.7  $      918.3  $      877.4

Total noninterest expenses for both 1993 and 1992 were $1.0 billion, compared with $969.7 million in 1991. Included in total noninterest expenses for 1993 were special expenses of $36.3 million relating to restructuring charges for branch closings and personnel reductions, a $14.1 million writedown in the value of excess servicing rights in various securitized loan portfolios and $3.5 million related to the Corporation's settlement with the United States Department of Justice and the Federal Trade Commission as well as for the strengthening of fair lending compliance programs.

Excluding the foreclosed properties provision and special expenses, total noninterest expenses totaled $905.7 million in 1993, $902.2 million in 1992 and $892.6 million in 1991. The change from 1992 to 1993 represented an increase of $3.5 million, or less than 1 percent, notwithstanding increases in compensation and benefits as a result of the Corporation's adoption of a new accounting standard for postretirement employment benefits, normal salary increases and increases in the Corporation's FDIC premiums and advertising expenses. Offsetting these increases were declines in expenses associated with the resolution of problem assets, ongoing cost saving initiatives and savings achieved under the restructuring program discussed below. The increase of $9.6 million, or 1 percent, during 1992 is attributable to the Corporation's efforts to reduce nonaccruing loans and foreclosed properties.

      F-54                                                                   78

The restructuring program announced in the first quarter of 1993, which resulted in charges of $36.3 million, included personnel reductions in data processing and operations, corporate staff and services and credit administration and has resulted in reductions of approximately 435 full-time employees at year end 1993. The program also included a number of branch closings and consolidations. Accrued restructuring expenses at December 31, 1993 relating to this program were $6.9 million, representing primarily severance related costs. Management expects that these restructuring activities will be completed during 1994. Noninterest expenses, exclusive of the provision for foreclosed properties and special expenses, were $220.7 million in the fourth quarter of 1993, compared with $230.0 million in the first quarter of 1993 and continued reductions in noninterest expenses are expected as further progress in implementing the restructuring program and ongoing cost saving initiatives are achieved.

The provision to reduce the carrying value of foreclosed properties was $68.1 million in 1993, $134.2 million in 1992 and $77.1 million in 1991.
The 1993 provision for foreclosed properties includes a charge of $20.0 million related to a bulk sale of foreclosed properties in the second quarter. The 1992 provision for foreclosed properties included three special charges totaling $23.6 million: $5.5 million related to the bulk sale of $18.6 million of foreclosed residential properties; $9.4 million related to a pool of foreclosed commercial properties aggregating approximately $34 million subject to auction; and $8.7 million to reduce the carrying value of the remaining foreclosed properties for estimated selling costs. The foreclosed properties expenses were $27.6 million in 1993 and $32.9 million in both 1992 and 1991. The decrease in the provision and expense in 1993 reflects the decline in the level of foreclosed properties. Legal, accounting and other costs associated with collection efforts prior to foreclosure are included in "Other noninterest expenses".

The Corporation adopted FAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions", effective January 1, 1993.
This new accounting standard requires the expected cost of these postretirement health care and life insurance benefits to be accrued and charged to operations during the years the employees render the service. The
Corporation is amortizing the transition obligation of $94.8 million on a straight-line basis over 20 years. The postretirement benefit expense for 1993 was $14.7 million. Previously, the Corporation's postretirement benefits were expensed as claims were paid and totaled approximately
$5.0 million for 1992 and $4.5 million for 1991.

The Corporation also adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits," in the fourth quarter of 1993, retroactive to January 1, 1993. The Corporation provides disability and workers' compensation related benefits to former or inactive employees after employment but before retirement and had also provided supplemental severance benefits to certain former employees. The new accounting standard requires that the cost of these benefits be accrued and charged to operations if the obligation is attributable to services already rendered, rights to such benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. The effect of adopting this new accounting standard resulted in an after-tax charge of $6.6 million recorded as a cumulative effect of a change in method of accounting for 1993. Previously, these benefits were expensed as payments were made.

      F-55                                                                   79

INCOME TAXES

The Corporation adopted FAS No. 109, "Accounting for Income Taxes" (FAS
109), prospectively, effective January 1, 1993. The Corporation's deferred tax asset (deferred tax assets less deferred tax liabilities) at December 31, 1992 was $135.4 million. The Corporation's deferred tax asset represents future deductible temporary differences attributable primarily to provisions for loan losses in excess of the deductible amounts for tax purposes. The Corporation's deferred federal tax asset recorded upon adoption of FAS 109 (prior to valuation allowance) at January 1, 1993 was $268.2 million. The income tax benefits of these deductible temporary differences recognized under FAS 109 were subjected to an evaluation of whether it was more likely than not that the income tax benefits will be realized and, as a result, a valuation allowance of $80.0 million was established, resulting in a net deferred tax asset of $188.2 million at January 1, 1993. The level of valuation allowance reflected management's best judgment regarding the amounts and timing of future taxable income and the estimated reversal pattern of these temporary differences. Deferred state tax assets, net of the valuation allowance, were nil. The cumulative effect of this accounting change was the recognition of a $52.8 million income tax benefit in the first quarter of 1993.

At December 31, 1993, the Corporation's deferred federal tax asset was $202.3 million. Based upon management's best judgment regarding the amounts and timing of future taxable income and the estimated pattern of temporary differences, no valuation allowance was recorded at year end. Taxable income necessary to be generated in future periods to realize the deferred tax asset would be approximately $578 million.

The Corporation's total income tax expense for 1993, prior to income tax benefits, was $80.3 million, representing an effective income tax rate of 34 percent. Income tax expense for 1992 was $20.7 million, representing an effective income tax rate of 27 percent. The increase in the effective income tax rate for 1993 when compared to 1992 was due to a decline in the level of nontaxable income during 1993.

The income tax benefits for 1993 included the reduction of the deferred tax asset valuation allowance of $80.0 million during 1993 and $7.9 million recognized in the third quarter of 1993 for the increase in the deferred tax asset due to new higher corporate income tax rates. In addition, the cumulative effect from the adoption of the new accounting standard for income taxes resulted in a $52.8 million income tax benefit. These income tax benefits totaled $140.7 million in 1993.

The Board of Governors of the Federal Reserve System (the Board) issued proposed revisions to capital adequacy guidelines in February 1993 which would limit the amount of deferred tax assets that can be used to meet risk-based capital requirements. This recommendation limits deferred tax assets to those assets which may be realized from income taxes paid in prior carryback years, the reversal of future taxable temporary differences and the lesser of: (1) the amount of deferred tax assets expected to be realized within one year of the quarter-end date based on future taxable income (exclusive of tax carryforwards and reversals of existing temporary differences) for that year, or (2) ten percent of Tier 1 capital. The Corporation believes the deferred tax asset at December 31, 1993 would be allowable in computing regulatory risk-based capital because the deferred tax asset would not exceed the amount of income taxes previously paid in prior carryback years. The Corporation cannot determine whether, or in what form, this proposal may be enacted.

      F-56                                                                   80

FAIR VALUE OF FINANCIAL INSTRUMENTS

FAS No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS
107), requires the disclosure of the fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership in an entity, or a contract that conveys or imposes the contractual right or obligation to either receive or deliver cash or another financial instrument. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

The statement requires the fair value of deposit liabilities with no stated maturity, such as demand deposit, NOW and money market accounts, to equal the carrying value of these financial instruments and, therefore, does not allow for the recognition of the inherent value of these core deposit relationships. In addition, the statement does not require disclosure of the fair value of nonfinancial instruments, such as the Corporation's premises and equipment, and its banking and trust franchises or the fair value of its core deposit relationships. The Corporation believes these nonfinancial instruments have significant fair value.

As discussed in the notes to the consolidated financial statements, the Corporation has estimated the fair value of financial instruments in accordance with FAS 107. The most significant difference between the carrying value and the fair value of the Corporation's financial instruments is attributable to the loan portfolio. Utilizing the assumptions described in the notes to the consolidated financial statements, the Corporation estimated the fair value of loans exceeded the carrying value by approximately $611 million and $600 million at December 31, 1993 and 1992, respectively. The assumptions utilized for credit risk in estimating the fair value of the loan portfolio were based on estimated future credit losses as reflected in the Corporation's current pricing structure.
However, the assumptions utilized in determining the adequacy of the reserve for loan losses, included in the Corporation's consolidated financial statements, is based upon management's assessment of risk elements in the loan portfolio, factors affecting loan quality and assumptions about the economic environment. The Corporation's reserve for loan losses was established over a period of economic recession and weakness in the real estate market. The Corporation's reserve for loan losses was $633.0 million at December 31, 1993, which represents 205 percent of nonaccruing loans at that date.

The Corporation has estimated fair value based on quoted market prices where available. In cases where quoted market prices were not available, fair values were based on the quoted market price of a financial instrument with similar characteristics, the present value of expected future cash flows or other valuation techniques. Each of these alternative valuation techniques utilize assumptions which are highly subjective and judgmental in nature. Subjective factors include, among other things, estimates of cash flows, the timing of cash flows, risk and credit quality characteristics and interest rates. Accordingly, the results may not be precise and modifying the assumptions may significantly affect the values derived. In addition, fair values established utilizing alternative valuation techniques may or may not be substantiated by comparison with independent markets. Further, fair values may or may not be realized if a significant portion of the financial instruments were sold in a bulk transaction or forced liquidation. Therefore, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregate current value of the Corporation.

      F-57                                                                   81

INTEREST RATE SENSITIVITY

The table below depicts the Corporation's interest rate sensitivity as of December 31, 1993. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swap and option agreements and futures contracts.

                                Repricing Periods
                                             Two-        Four-        Seven-         Ten-          Over
                                  One       three         six          nine         twelve         one
(in millions)                    month      months      months        months        months         year         Total

Short-term investments
  and other interest-
  earning assets               $    232  $      212                                                         $        444
Securities                        1,149         420  $       423  $        386  $        341  $      6,271         8,990
Loans                             6,293       2,697        1,157           639           582         4,016        15,384
  Total interest-
    earning assets                7,674       3,329        1,580         1,025           923        10,287        24,818

Interest-bearing
  deposits                        4,257       2,906          536           239           219         2,553        10,710
Other borrowings                  8,267         757            4                           1           159         9,188
Notes and debentures                 50                                                                709           759
Noninterest-bearing
  sources of funds                  438         877                                                  2,846         4,161
  Total                          13,012       4,540          540           239           220         6,267        24,818

Off-balance sheet
  financial instruments            (209)         90          404           356           638        (1,279)
Interest rate
  sensitivity gap              $ (5,547) $   (1,121) $     1,444  $      1,142  $      1,341  $      2,741
Cumulative gap                 $ (5,547) $   (6,668) $    (5,224) $     (4,082) $     (2,741) $          0
Interest rate sensitivity
  gap as a percent
  of interest-earning
  assets                          (22.4)%      (4.5)%        5.9 %         4.6 %         5.4 %
Cumulative gap as
  a percent of
  interest-earning assets         (22.4)%     (26.9)%      (21.0)%       (16.4)%       (11.0)%

INTEREST RATE RISK

Interest rate risk for the Corporation and its subsidiaries is managed by the Asset and Liability Committee of the Corporation. Interest rate risk measurement and management techniques incorporate the repricing and cash flow attributes of balance sheet and off-balance sheet instruments as they relate to parallel and non-parallel shifts in interest rates, as well as changes in the spread relationships between asset and liability interest rates. Interest rate risk is measured in terms of the effect on net interest income and changes in the market value of the Corporation's assets and liabilities under different interest rate scenarios through the use of modeling and other analytical techniques.

      F-58                                                                   82

Interest rate risk is evaluated continuously and reviewed by the Asset and Liability Committee at least monthly. The Asset and Liability Committee evaluates the Corporation's overall risk profile and determines actions required to maintain and achieve a profile that is consistent with the Corporation's policies and strategic direction. Actions taken will include utilizing specific asset, liability and interest rate instruments to achieve directives by the Asset and Liability Committee.

Integrated into interest rate risk management is the use of interest rate instruments such as interest rate swaps, options and futures contracts. The Corporation actively uses these instruments in programs designed to achieve the established directives. These products are not reflected in the Corporation's balance sheet. However, these products are included in the interest rate sensitivity table above for purposes of analyzing interest rate risk.

At December 31, 1993, the Corporation had approximately $2.0 billion in notional balances of interest rate swap contracts outstanding, an increase of $1.3 billion from $.7 billion at December 31, 1992. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments based upon a notional principal amount and maturity date. Interest rate swap agreements are utilized to synthetically alter the maturity and repricing characteristics of assets and liabilities. The periodic net settlement on interest rate swap agreements is recorded as an adjustment to interest expense and resulted in a decrease in net interest income of $20.4 million in 1993 and $23.3 million in 1992. The decrease in net interest income was the result of certain higher rate fixed-pay swaps recorded in prior years. The average final maturity of the fixed-pay and fixed-receive interest rate swap agreements at December 31, 1993 was approximately 2.0 years and 3.0 years, respectively.

In addition to the interest rate swap contracts, the Corporation also utilizes interest rate cap agreements to manage interest rate risk.
Interest rate cap agreements are similar to interest rate swap agreements except that interest payments are only made or received if current interest rates rise above a predetermined interest rate. At year end 1993, the Corporation had approximately $950 million in notional balances of purchased interest rate cap agreements outstanding. The Corporation also had approximately $2.4 billion in notional balances of interest rate cap agreements which consisted of a simultaneous purchase and sale of a cap, which consists of a cap that is sold for a higher rate than the one that is purchased. This combination of agreements are also known as interest rate corridors. Interest rate corridors are utilized to protect the Corporation from a contraction in the interest rate spread due to a moderate rise in interest rates. At December
31, 1993, the fair value of the interest rate cap agreements, inclusive of interest rate corridors, was approximately $4.2 million, which represents the amount that the Corporation would recognize as a loss if the agreements were terminated at that date. The average final maturity of the interest rate cap portfolio at December 31, 1993 was approximately 1.2 years.

Futures contracts are also used by the Corporation to manage interest rate exposure. These instruments are exchange-traded contracts for the future delivery of securities, other financial instruments or cash settlement at a specified price or yield and are also utilized as a protection against rising interest rates. The notional balances of futures contracts at December 31, 1993 were approximately $2.5 billion. The fair value of the futures contracts at December 31, 1993 was approximately $.3 million, which represents the amount that the Corporation would receive if the contracts were terminated at that date. Maturities of the notional balances of futures contracts are as follows:
$1.3 billion in 1994; $.8 billion in 1995; and $.4 billion in 1996.

      F-59                                                                   83

The Corporation's reported twelve month cumulative gap was liability sensitive in the amount of $2.7 billion at December 31, 1993. A liability sensitive interest rate gap would reduce earnings during periods of rising interest rates, while declining rates would enhance earnings.

However, incorporating the effects of the interest rate caps and corridors would reduce the effective interest sensitivity of the Corporation. Based on an analysis of a moderate 100 basis point increase in interest rates, the twelve month cumulative liability sensitive gap at December 31, 1993 would decrease to $1.9 billion and the impact on net interest income would be a decrease of $18.7 million, or approximately 2 percent of 1993 tax-equivalent net interest income.

LIQUIDITY

Liquidity is the ability to meet cash needs arising from fluctuations in loans, securities, deposits and other borrowings. The Corporation manages liquidity on three levels: at a consolidated level; at the subsidiary banks level; and at the parent companies level. The parent companies include Shawmut National Corporation and its two bank holding companies, Hartford National Corporation and Shawmut Corporation. In each case, the objectives reflect management's most current assessment of economic and financial factors that could affect funding activities. Management has adjusted its strategy in response to the rapid changes occurring within the banking environment, the changing economic conditions in New England, the significant reductions in interest rates and the volatile nature of funding sources.

Uncollateralized purchased funds (UPFs) consist of federal funds purchased, large denomination certificates of deposit, Eurodollar deposits and private placement notes. When measuring liquidity, UPFs are offset by available short-term investments including federal funds sold, bid-based money market loans, reverse repurchase agreements and unused repurchase agreement collateral (U.S. Government and agency securities and highly liquid marketable securities).

The Corporation manages liquidity at the consolidated level and at the subsidiary banks level by measuring the difference between the volume of UPFs and the level of short-term investments and unused repurchase agreement collateral. At December 31, 1993, UPFs were $2.3 billion. This was offset by $3.8 billion in short-term investments and unused repurchase agreement collateral.

The Corporation manages the parent companies' liquidity by measuring the difference between the volume of short-term investments and short-term funding sources and the parent companies' ongoing obligations, including debt maturities and interest payments.

The parent companies had consolidated short-term borrowings of approximately $175 million and notes and debentures of $749 million at December 31, 1993. The parent companies had consolidated cash and cash equivalents at December 31, 1993 of approximately $294 million and securities, consisting of preferred stock holdings, with a fair value of $214 million. There are no scheduled maturities on notes and debentures in 1994 and 1995. Scheduled maturities are $150 million in 1996.

The parent companies' long-term ability to meet obligations will depend on the Corporation's ability to raise funds from outside sources or the ability of the subsidiary banks to pay dividends. See "Capital Requirements and Dividends".

      F-60                                                                   84

CAPITAL REQUIREMENTS AND DIVIDENDS

The Corporation's Risk-based capital and Leverage ratios at December 31,
1993 and 1992 were as follows:
December 31, (in millions)                                                                          1993          1992
Shareholders' equity                                                                          $    1,803.3  $    1,482.4
Tier 1 capital                                                                                     1,686.6       1,371.2
Total capital                                                                                      2,549.0       2,164.2
Risk-weighted assets                                                                              20,692.4      18,238.1
Ratios:
Shareholders' equity to assets                                                                        6.62 %        5.86 %
Risk-based capital
  Tier 1 capital                                                                                      8.15          7.52
  Total capital                                                                                      12.32         11.87
Leverage                                                                                              6.34          5.90

Shareholders' equity at December 31, 1993 was $1.8 billion, an increase of $320.9 million, or 22 percent, from $1.5 billion at December 31, 1992.
The ratio of shareholders' equity to assets was 6.62 percent at December 31, 1993, compared with 5.86 percent at December 31, 1992. The growth in shareholders' equity is primarily attributable to current year net income and common stock issued under the Corporation's Dividend Reinvestment and Stock Purchase Plan.

The Corporation completed an offering of 17.25 million shares of common stock in April 1992, which resulted in net proceeds of $199.3 million. The Corporation also completed an offering of depositary shares representing an interest in the Corporation's 9.30% Cumulative Preferred Stock in November 1992. This offering resulted in net proceeds of $138.0 million to the Corporation. The Corporation's Dividend Reinvestment and Stock Purchase Plan allows registered shareholders to purchase up to $5,000 per calendar quarter of the Corporation's common stock at a 3 percent discount from the market price. Proceeds from this plan resulted in an increase in shareholders' equity of $58.0 million and $17.9 million during 1993 and 1992, respectively.

The final risk-based capital guidelines for bank holding companies, such as the Corporation, became effective on December 31, 1992. The guidelines require that assets recorded on the balance sheet and the credit equivalent amounts of off-balance sheet items be risk-weighted. Additionally, capital is divided into two tiers. Tier 1 capital is composed of common equity, retained earnings and perpetual preferred stock reduced by goodwill and other intangibles. Tier 2 capital consists of a limited amount of allowable debt, other preferred stock, certain other instruments and a limited amount of reserve for loan losses. The Tier 1 capital ratio is Tier 1 capital divided by risk-weighted assets and the Total capital ratio is the sum of Tier 1 and Tier 2 capital divided by risk-weighted assets. The regulatory minimum Total capital ratio is 8.00 percent of which one-half (4.00 percent) must be Tier 1 capital. Additionally, a minimum Leverage ratio has been adopted for bank holding companies requiring banking organizations to maintain Tier 1 capital of at least 3.00 percent of average quarterly assets less goodwill and other intangibles. This Leverage ratio is the minimum requirement for the most highly rated banking organizations and other banking organizations are expected to maintain an additional level of at least 100 to 200 basis points.

      F-61                                                                   85

The Federal Reserve Board, OCC and FDIC implemented regulations, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), effective on December 19, 1992, concerning prompt supervisory and regulatory actions to be taken against undercapitalized depository institutions.
FDICIA establishes five capital categories: "well-capitalized"; "adequately capitalized"; "undercapitalized"; "significantly undercapitalized"; and "critically undercapitalized". Under these regulations, an institution will be deemed "well-capitalized" if it has a Risk-based Total capital ratio of
10.00 percent or greater, a Risk-based Tier 1 capital ratio of 6.00 percent or greater and a Leverage ratio of 5.00 percent or greater. In addition, the institution cannot be subject to an order, written agreement, capital directive or prompt correction action directive. The Corporation and its subsidiary banks at December 31, 1993 met the definition for a "well-capitalized" institution.

The Corporation's Tier 1 capital ratio of 8.15 percent, Total capital ratio of 12.32 percent and Leverage ratio of 6.34 percent at December 31, 1993, are above the minimum requirements. Tier 1 capital and Total capital ratios were 7.52 percent and 11.87 percent, respectively, at December 31, 1992.
The Corporation's Leverage ratio at December 31, 1992 was 5.90 percent. The improvement in the Corporation's Risk-based capital and Leverage ratios is primarily attributable to the increase in shareholders' equity.

The following table presents the Risk-based capital and Leverage ratios for the Corporation's subsidiary banks, Shawmut Bank Connecticut, National
Association (Shawmut Bank Connecticut or SBC) and Shawmut Bank, National
Association (Shawmut Bank Massachusetts or SBM).
                                                                       SBC                         SBM
December 31, (in millions)                                              1993          1992          1993          1992
Shareholders' equity                                              $    1,131.6  $      880.9  $      984.6  $      851.4
Tier 1 capital                                                         1,075.0         821.0         948.6         821.4
Total capital                                                          1,210.8         936.4       1,099.2         970.8
Risk-weighted assets                                                  10,652.1       8,951.6       9,709.4       8,969.8
Ratios:
Shareholders' equity to assets                                            7.80 %        7.33 %        7.64 %        6.26 %
Risk-based capital
  Tier 1 capital                                                         10.09          9.17          9.77          9.16
  Total capital                                                          11.37         10.46         11.32         10.82
Leverage                                                                  7.79          7.53          7.39          6.75

The Corporation's subsidiary banks are subject to similar risk-based capital guidelines and minimum Leverage ratio requirements as the Corporation. The Tier 1 capital and Total capital ratios at both banks exceeded the regulatory minimum capital ratios of 4.00 percent for Tier 1 capital and
8.00 percent for Total capital at December 31, 1993.

Shareholder's equity at Shawmut Bank Connecticut increased $250.7 million to $1.1 billion at December 31, 1993, from $880.9 million at December 31,
1992. The increase in shareholder's equity is attributable to additional capital contributions by the Corporation during 1993 and current year net income. The Tier 1 capital and Total capital ratios for Shawmut Bank Connecticut were 10.09 percent and 11.37 percent, respectively, at December 31, 1993, compared with 9.17 percent and 10.46 percent, respectively, at December 31, 1992.

      F-62                                                                   86

Shareholders' equity at Shawmut Bank Massachusetts increased $133.2 million to $984.6 million at December 31, 1993 from $851.4 million at December 31, 1992. The increase is attributable to current year net income. The Tier 1 capital and Total capital ratios for Shawmut Bank Massachusetts were 9.77 percent and 11.32 percent, respectively, at December 31, 1993, compared with
9.16 percent and 10.82 percent, respectively, at December 31, 1992.

Principal sources of the parent companies' revenues are dividends received from its bank and other subsidiaries and interest earned on short-term investments and advances to subsidiaries. Dividends of $81.9 million were declared and paid by Shawmut Bank Massachusetts to the Corporation in 1993. No dividends were paid by the subsidiary banks to the Corporation in 1992.

Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are national banks. Two different calculations are performed to measure the amount of dividends that may be paid: a "recent earnings" test and an "undivided profits" test.

Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a national bank in any calendar year is in excess of the current year's net profits combined with the retained net profits of the two preceding years, unless the bank obtains the approval of the OCC. Pursuant to regulations (Regulations) adopted in December 1990 by the OCC, "net profits" is defined as the net income reported by a bank in its Reports of Condition and Income and "retained net profits" is "net profits" less any common or preferred dividends declared for that reporting period. Under the recent earnings test, to the extent that a national bank has a loss in any year, the national bank must subtract that loss (as well as any dividends paid) from earnings during the next two years in determining its capacity to pay dividends.

Under the undivided profits test, a dividend may not be paid in excess of a bank's undivided profits then on hand, after deducting (i) losses and (ii) bad debts in excess of the allowance for loan and lease losses. Under the Regulations, "allowance for loan and lease losses" and "undivided profits" are defined as the amounts reported as such by a bank in its Reports of Condition and Income; and "bad debts" is defined to include matured obligations due a bank on which the interest is past due and unpaid for six months, unless the debts are well-secured and in the process of collection. Generally, a debt is considered "matured" when all or part of the principal is due and payable as a result of demand, arrival of the stated maturity date, or acceleration by contract or by operation of law. In addition, the Regulations specify that only the portion of a bank's surplus account that is earned surplus (surplus derived from earnings of prior periods in excess of the minimum amount of surplus required under federal law to be maintained by the bank) may be transferred to undivided profits for the purpose of paying dividends, provided the transfer is approved by the OCC.


Under the recent earnings test, which is the more restrictive of the two tests, at January 1, 1994, Shawmut Bank Connecticut could pay up to $113.8 million in dividends to its parent holding company without prior approval. Shawmut Bank Massachusetts could pay up to $210.7 million in dividends to its parent holding company, under the recent earnings test at January 1, 1994 without prior approval. Shawmut Bank Connecticut and Shawmut Bank Massachusetts had undivided profits of $262.9 million and $469.6 million, respectively, at December 31, 1993.

      F-63                                                                   87

It is the policy of both the OCC and the Federal Reserve Board that banks and bank holding companies, respectively, should pay dividends only out of current earnings. Finally, the Federal regulatory agencies are authorized to prohibit a banking organization from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Corporation's subsidiary banks are subject to restrictions under federal law which limit the transfer of funds to the Corporation and its nonbanking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to the Corporation or any nonbanking subsidiary are limited in amount to 10 percent of such subsidiary bank's capital and surplus and, with respect to the Corporation and certain of its affiliates, to an aggregate of 20 percent of such subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In October 1993, the Federal Reserve Bank of Boston and OCC removed certain regulatory agreements under which the Corporation and its subsidiary banks had been operating. The regulatory agreements focused on the need to improve asset quality and credit administration policies, as well as prior approval for dividend payments.

CREDIT RISK MANAGEMENT

Credit risk entails both general risk, which is inherent in the process of lending, and risk specific to individual borrowers. The management of credit risk involves two fundamental disciplines, loan underwriting and loan administration. The Corporation manages credit risk through a strategy of portfolio diversification, which seeks to avoid concentrations of credit by loan type and industry, and to limit total exposure to individual and affiliated borrowers. The evaluation of specific risk is a basic function of underwriting and loan administration and concerns the analysis of the borrower's ability to service debt as well as the value of pledged collateral.

The Corporation's lending and loan administration staffs are charged with monitoring the Corporation's loan portfolio and identifying changes in the economy or in a borrower's circumstances, which may affect the ability to repay debt or the value of pledged collateral. In order to assess and monitor the degree of risk in the Corporation's loan portfolio, several credit risk identification and monitoring processes are utilized. A credit risk assessment process is employed that assigns a risk grade to each loan based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. Credit grading of the portfolio is achieved through loan officers' monitoring of individual loans supplemented by periodic reviews performed by the Credit Review Department. Further, a special division of loan administration monitors adversely graded loans, recommending and approving courses of action and ensuring the accuracy and timeliness of recognizing changes in risk.

      F-64                                                                   88

LOAN PORTFOLIO
December 31, (in millions)                                  1993        1992          1991          1990          1989
Commercial and industrial                            $   6,321.3  $    5,822.4  $    4,900.0  $    5,347.3  $    7,042.0
Owner-occupied commercial real estate                    1,388.0       1,601.7       1,794.1       1,814.1
Real estate investor/developer
  Commercial mortgage                                    1,225.1       1,390.4       1,563.5       1,903.3       2,673.7
  Construction and other                                   152.8         346.2         593.1         964.2       1,489.1
    Total investor/developer                             1,377.9       1,736.6       2,156.6       2,867.5       4,162.8
Consumer
  Residential mortgage                                   4,036.8       3,886.9       3,104.0       2,846.1       3,477.6
  Home equity                                            1,387.6       1,199.0       1,203.7       1,081.3       1,898.6
  Installment and other                                    872.8         653.2       1,142.3       1,432.2       2,620.4
    Total consumer                                       6,297.2       5,739.1       5,450.0       5,359.6       7,996.6
    Total                                               15,384.4      14,899.8      14,300.7      15,388.5      19,201.4
Reserve for loan losses                                   (633.0)       (863.0)     (1,000.0)       (941.3)       (738.9)
    Total                                            $  14,751.4  $   14,036.8  $   13,300.7  $   14,447.2  $   18,462.5

LENDING ACTIVITIES

The Corporation extends credit primarily to consumers, large corporate customers, and middle market companies within New England. Commercial and industrial loans, which represented 41 percent of the Corporation's $15.4 billion loan portfolio at year end, consisted primarily of loans to a mix of middle market customers, typically with revenues of less than $150 million and loans to large corporate customers. Owner-occupied commercial real estate loans, which represented 9 percent of loans at year end, included loans to commercial borrowers for the construction or purchase of business space, primarily for the borrower's own use, or loans to commercial borrowers for operating purposes in which the Corporation has taken business real estate as collateral. The operating cash flow of the enterprise, rather than the real estate, is the primary source of repayment. Real estate investor/developer loans, which represented 9 percent of loans outstanding at year end, included a diverse mix of construction projects and commercial mortgages. Consumer loans, which represented 41 percent of the loan portfolio at year end, included residential mortgages, home equity loans and lines of credit and installment loans.

The Corporation's commercial and industrial loans totaled $6.3 billion at year end 1993. Manufacturing, finance, insurance and real estate and communications made up 26 percent, 21 percent and 19 percent, respectively, of the portfolio at year end. Commercial and industrial loans increased $499 million in 1993 from $5.8 billion at December 31, 1992, primarily as a result of higher levels of corporate and money market loans.

Owner-occupied commercial real estate loans represented $1.4 billion and $1.6 billion, respectively, of the Corporation's loan portfolio at year end 1993 and 1992.

Loans to real estate investor/developers of $1.4 billion decreased $359 million in 1993, a 21 percent decline from $1.7 billion at December 31, 1992. The decrease in loans to real estate investor/developers is primarily attributable to the economic decline in the real estate market and management's decision to curtail lending in this area and loans sold in a bulk sale during the second quarter of 1993.

      F-65                                                                   89

The Corporation's consumer loan portfolio was $6.3 billion at December 31, 1993, an increase of $558 million from $5.7 billion at December 31, 1992. The residential mortgage loan portfolio grew by $150 million and was generated principally by the Corporation's mortgage banking subsidiary. Installment loans increased $220 million primarily due to growth in indirect automobile lending.

NONACCRUING LOANS, RESTRUCTURED LOANS AND ACCRUING LOANS PAST DUE 90 DAYS OR MORE
December 31, (in millions)                                  1993        1992          1991          1990          1989

Nonaccruing loans
  Current                                            $      72.0  $      201.3  $      182.1  $      245.8
  From 30 to 89 days past due                               28.4          61.7          79.8         173.1
  90 or more days past due                                 209.1         355.0         775.6       1,031.5
    Total nonaccruing loans                          $     309.5  $      618.0  $    1,037.5  $    1,450.4  $      838.6

Restructured loans
  (not included in categories above)                 $      66.2  $      165.0  $       98.5  $        4.6  $        5.0
Accruing loans past due 90 days or more
  (not included in categories above)                        33.5          42.6          82.5          92.9          53.0
Nonaccruing loans to loans                                  2.01 %        4.15 %        7.25 %        9.43 %        4.37 %
Reserve for loan losses to
  nonaccruing loans                                       205.00        140.00         96.00         65.00         88.00

Information on aging of nonaccruing loans is not available for 1989.

When a loan is past due 90 days or more or the ability of a borrower to repay principal or interest is in doubt, the Corporation's policy is to discontinue the accrual of interest and reverse any unpaid accrued amounts. If there is doubt as to collectibility, cash interest payments are applied to reduce principal. A loan is not restored to accruing status until the borrower has brought the loan current and demonstrated the ability to make payments of principal and interest, and doubt as to the collectibility of the loan is not present. The Corporation may continue to accrue interest on loans past due 90 days or more which are well secured and in the process of collection.

The classification of a loan as nonaccruing does not necessarily indicate that loan principal and interest will be uncollectible. Nonaccruing loans can be reduced as a result of payments, restructurings, return to accruing status, liquidation or sale of collateral and charge-offs.

      F-66                                                                   90

Nonaccruing loans declined $308.5 million, or 50 percent, to $309.5 million at December 31, 1993, from $618.0 million at December 31, 1992. Contributing to the decline were bulk sales of approximately $177.0 million of nonaccruing real estate loans during the second quarter of 1993. The ratio of nonaccruing loans to loans improved to 2.01 percent at December 31, 1993 from 4.15 percent at December 31, 1992. The ratio of the reserve for loan losses to nonaccruing loans also improved increasing to 205 percent at December 31, 1993, from 140 percent at December 31, 1992.

Approximately $72.0 million, or 23 percent, of nonaccruing loans were current at December 31, 1993, compared with $201.3 million, or 33 percent, at December 31, 1992. These loans have been classified as nonaccruing because of concerns regarding future collectibility. Real estate investor/developer loans represented 34 percent of this balance at December 31, 1993.

The Corporation seeks to limit its exposure to individual and affiliated borrowers. The ten largest nonaccruing loan relationships totaled $35.9 million, or less than .5 percent, of loans outstanding at December 31, 1993. At December 31, 1992 the ten largest nonaccruing loan relationships totaled $78.0 million.

Restructured loans, which are loans with original terms that have been modified as a result of a change in the borrower's financial condition, totaled $66.2 million at December 31, 1993, compared with $165.0 million at the end of 1992. Contributing to the decline were bulk sales of approximately $75.4 million of restructured loans during the second quarter of 1993. Restructured loans included real estate investor/developer loans and owner-occupied loans of $47.8 million and $3.9 million, respectively, at December 31, 1993. The yield from the portfolio of restructured loans was
7.00 percent in 1993, compared with 7.85 percent for the year ended December 31, 1992.

Interest income related to nonaccruing and restructured loans would have been approximately $42.8 million in 1993 and $72.1 million in 1992 had these loans been current and the terms of the loans had not been modified. Interest income recorded on these loans totaled approximately $9.6 million in 1993 and $25.1 million in 1992. Interest income received on these loans and applied as a reduction of principal totaled approximately $14.4 million and $31.3 million in 1993 and 1992, respectively.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $33.5 million at December 31, 1993, compared with $42.6 million at December 31, 1992. These loans represented less than .5 percent of loans at December 31, 1993 and 1992, respectively. Consumer loans represented 40 percent and 50 percent of loans past due 90 days or more and still accruing interest at the end of 1993 and 1992, respectively.

      F-67                                                                   91

NONACCRUING LOANS BY LOAN TYPE
December 31, (in millions)                                1993          1992          1991          1990          1989
Commercial and industrial                            $      72.6  $      152.8  $      225.0  $      359.7  $      258.9
Owner-occupied commercial real estate                       75.6         140.6         182.2         195.1
Real estate investor/developer
  Commercial mortgage                                       81.9         164.1         281.3         329.2         202.3
  Construction and other                                    23.2          69.0         159.6         396.9         309.5
    Total investor/developer                               105.1         233.1         440.9         726.1         511.8
Consumer
  Residential mortgage                                      46.5          73.0         141.9         114.3          37.8
  Home equity                                                5.1           6.6          13.4          10.8           5.3
  Installment and other                                      4.6          11.9          34.1          44.4          24.8
    Total consumer                                          56.2          91.5         189.4         169.5          67.9
    Total                                            $     309.5  $      618.0  $    1,037.5  $    1,450.4  $      838.6

Information on nonaccruing owner-occupied commercial real estate loans is not available for 1989.

CHANGES IN NONACCRUING LOANS

The changes in the Corporation's nonaccruing loans for each of the years ended December 31, 1993 and 1992, respectively, are summarized below:

Year ended December 31, (in millions)                                                               1993          1992
Balance at beginning of year                                                                  $      618.0  $    1,037.5
New nonaccruing loans                                                                                377.1         684.9
Decreases in nonaccruing loans
  Sales                                                                                               80.9          68.3
  Payments                                                                                           220.2         321.1
  Returns to accruing loans                                                                          142.2         153.1
  Transfers to restructured loans                                                                     17.2          80.7
  Transfers to foreclosed properties                                                                  27.4         217.9
  Charge-offs                                                                                        182.7         258.3
    Total                                                                                            670.6       1,099.4
Net other changes (1)                                                                                (15.0)         (5.0)
Balance at end of year                                                                        $      309.5  $      618.0

(1)  Amount represents the net change in nonaccruing consumer loans.

      F-68                                                                   92

LOAN LOSS EXPERIENCE
Year ended December 31, (in millions)                     1993          1992          1991          1990          1989
Reserve for loan losses at beginning of year         $     863.0  $    1,000.0  $      941.3  $      738.9  $      281.7
Loans charged off
Commercial and industrial                                   56.6         100.1         163.1         127.0          78.7
Owner-occupied commercial real estate                       41.7          43.8          40.7          12.3
Real estate investor/developer
  Commercial mortgage                                      112.2          67.4          65.6          31.9          24.1
  Construction and other                                    37.0          50.9          74.5          22.6          35.8
    Total investor/developer                               149.2         118.3         140.1          54.5          59.9
Consumer
  Residential mortgage                                      38.4          75.5          22.7           5.2           3.1
  Home equity                                                4.3           6.0           8.2           3.3
  Installment and other                                     19.5          28.1          72.7          52.0          42.6
    Total consumer                                          62.2         109.6         103.6          60.5          45.7
    Total loans charged off                                309.7         371.8         447.5         254.3         184.3
Recoveries on loans charged off
Commercial and industrial                                   22.8          18.3          27.2          11.4           8.7
Real estate                                                 17.7          16.9           4.3           2.3           2.2
Consumer                                                    10.0          10.1           8.3           8.7           4.8
    Total recoveries                                        50.5          45.3          39.8          22.4          15.7
Net loans charged off                                      259.2         326.5         407.7         231.9         168.6
Provision charged to operations                             29.2         189.5         466.4         434.3         625.8
Reserve for loan losses at end of year               $     633.0  $      863.0  $    1,000.0  $      941.3  $      738.9

Loans at end of year                                 $  15,384.4  $   14,899.8  $   14,300.7  $   15,388.5  $   19,201.4
Average loans for the year                              14,792.0      13,695.8      14,215.4      16,851.6      18,874.6
Reserve for loan losses to loans                            4.11 %        5.79 %        6.99 %        6.12 %        3.85 %
Net charge-offs to average loans                            1.75          2.38          2.87          1.38          0.89

PROVISION AND RESERVE FOR LOAN LOSSES

The reserve for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio including commitments to extend credit. The reserve is maintained through the provision for loan losses, which is a charge to operations. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

The determination of the adequacy of the reserve is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Corporation operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, review of forecasted economic conditions and the overall banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Corporation's perception as to how these factors may affect the financial condition of debtors.

      F-69                                                                   93

The reserve for loan losses was $633.0 million at December 31, 1993, compared with $863.0 million at December 31, 1992. The ratio of the reserve for loan losses to nonaccruing loans increased to 205 percent at December 31, 1993, from 140 percent at the end of 1992. The reserve for loan losses to total loans was 4.11 percent at December 31, 1993, compared with 5.79 percent at December 31, 1992. The reserve for loan losses at December 31, 1993 and 1992 was equal to 2.44 times net charge-offs for 1993 and 2.64 times net charge-offs for 1992, respectively.

The provision for loan losses was $29.2 million for the year ended December 31, 1993, compared with $189.5 million and $466.4 million for the years ended December 31, 1992 and 1991, respectively. Net charge-offs for 1993 were $259.2 million, equal to 1.75 percent of average loans. Net charge-offs for 1993 included a charge-off of $108.6 million related to a bulk sale of nonaccruing real estate loans. Excluding this charge-off, net charge-offs for 1993 would have been $150.6 million, equal to 1.02 percent of average loans. The comparable net charge-offs experienced in 1992 were $293.4 million, or 2.14 percent of average loans, after excluding a charge-off of $33.1 million related to the bulk sale of nonaccruing residential mortgage loans, and for 1991 net charge-offs were $407.7 million, or 2.87 percent of average loans. The decrease in net charge-offs reflects improving asset quality over the periods presented.

Management anticipates that net charge-offs for 1994, as a percent of average loans outstanding, will not exceed 1993 levels, after excluding charge-offs associated with bulk sales and also anticipates further reduction in the reserve for loan losses if loan quality trends continue to improve. However, future levels of net charge-offs and the reserve for loan losses will be affected by changing economic conditions and loan quality. Continued economic weakness in New England may adversely affect the level of net charge-offs and the reserve for loan losses in future periods.

Real estate investor/developer charge-offs were $149.2 million, or 48 percent of total charge-offs in 1993, compared with $118.3 million, or 32 percent, and $140.1 million, or 31 percent, in 1992 and 1991, respectively. Commercial and industrial loans accounted for $56.6 million, or 18 percent of total charge-offs in 1993, compared with $100.1 million, or 27 percent, in 1992 and $163.1 million, or 36 percent, in 1991. Owner-occupied commercial real estate charge-offs were $41.7 million in 1993, $43.8 million in 1992 and $40.7 million in 1991, representing 13, 12 and 9 percent of total charge-offs in each of the years, respectively. Charge-offs of consumer loans were $62.2 million, or 20 percent of total charge-offs in 1993, compared with $109.6 million, or 29 percent, in 1992 and $103.6 million, or 23 percent, in 1991.

The Financial Accounting Standards Board issued FAS No. 114, "Accounting By Creditors for Impaired Loans", in May 1993. The new accounting standard will require that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective rate when assessing the need for a loss accrual. The new accounting standard is effective for the Corporation's financial statements beginning January 1, 1995. The effect on the Corporation of adopting this new accounting standard is currently being evaluated.

      F-70                                                                   94

FORECLOSED PROPERTIES BY PROJECT TYPE
December 31, (in millions)                                                                          1993          1992
Land                                                                                          $       10.7  $       35.3
Offices                                                                                                8.6          42.9
Residential mortgage                                                                                   6.0          12.5
Hotels, resorts, inns                                                                                  5.7           8.9
Industrial                                                                                             5.6          43.3
Retail space                                                                                           4.0          28.8
Mixed use                                                                                              2.1          15.7
Residential developers
  Condominium                                                                                          1.6          11.8
  Single family                                                                                        1.6           6.2
Apartment/rental                                                                                       0.9          17.3
Other                                                                                                  1.2          21.7
  Total                                                                                       $       48.0  $      244.4

FORECLOSED PROPERTIES

Properties acquired through foreclosure or in settlement of loans and in-substance foreclosures are classified as foreclosed properties. An in-substance foreclosure occurs when a borrower has little or no equity in the collateral, repayment can only be expected to come from the operations or sale of the collateral, and the borrower has effectively abandoned the collateral or has doubtful ability to rebuild equity in the collateral. A valuation reserve is maintained for estimated selling costs and to record the excess of the carrying values over the fair market values of properties if a change in the carrying values are judged to be temporary.

Foreclosed properties decreased $196.4 million, or 80 percent, to $48.0 million at December 31, 1993 from $244.4 million at December 31, 1992. The decrease in foreclosed properties resulted primarily from ongoing disposition efforts and also reflects the bulk sale of real estate loans and foreclosed properties in the second quarter of 1993.

The provision to reduce the carrying values of foreclosed properties was $68.1 million during 1993, compared with $134.2 million in 1992 and $77.1 million in 1991. The 1993 provision for foreclosed properties included a charge of $20.0 million relating to a bulk sale of foreclosed properties in the second quarter of 1993. The provision for 1992 included three special charges totaling $23.6 million: $5.5 million related to the bulk sale of $18.6 million of foreclosed residential properties; $9.4 million related to a pool of foreclosed commercial properties aggregating approximately $34 million subject to auction; and $8.7 million to reduce the carrying value of the remaining foreclosed properties for estimated selling costs. The decrease in the foreclosed properties provision in 1993 reflects the overall decline in the levels of foreclosed properties throughout 1993.

Foreclosed properties expense totaled $27.6 million in 1993 and $32.9 million in 1992 and 1991. Foreclosed properties expense includes the cost of managing, upgrading and maintaining the properties as well as legal fees, property taxes and appraisal fees, net of rental income. Gains or losses realized upon the sale of properties are included in the foreclosed properties provision. The decline in foreclosed properties expense in 1993 is consistent with the lower level of foreclosed properties throughout 1993. The increased level of foreclosed properties expense in 1992 and 1991 reflected the effort to maintain and sell these foreclosed properties.

      F-71                                                                   95

The table below presents the aging of foreclosed properties at December 31,
1993 and 1992.
December 31, (in millions)                                                                          1993         1992
From 0 to 180 days                                                                            $       10.3  $       67.1
From 181 days to 1 year                                                                                8.6          91.8
From 1 to 2 years                                                                                     15.9          66.1
Over 2 years                                                                                          13.2          19.4
  Total                                                                                       $       48.0  $      244.4

NONACCRUING LOANS PLUS FORECLOSED PROPERTIES
December 31, (in millions)                                1993          1992          1991          1990          1989
Nonaccruing loans                                    $     309.5  $      618.0  $    1,037.5  $    1,450.4  $      838.6
Foreclosed properties                                       48.0         244.4         360.9         230.6         174.9
    Total                                            $     357.5  $      862.4  $    1,398.4  $    1,681.0  $    1,013.5

Nonaccruing loans plus foreclosed properties
  to loans plus foreclosed properties                       2.32 %        5.69 %        9.54 %       10.76 %        5.23 %

Nonaccruing loans plus foreclosed properties decreased $504.9 million, or 59 percent, during 1993 to $357.5 million at December 31, 1993 from $862.4 million at December 31, 1992. Contributing to the decline in these assets were ongoing disposition efforts and bulk sales of nonaccruing loans and foreclosed properties in the second quarter of 1993. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties declined to 2.32 percent at December 31, 1993 from 5.69 percent at December 31, 1992.

PORTFOLIO STATISTICS

The following tables set forth detailed portfolio statistics for commercial and industrial loans, owner-occupied commercial real estate loans, real estate investor/developer loans, consumer loans, and the Corporation's ten largest nonaccruing loan relationships.

COMMERCIAL AND INDUSTRIAL LOANS - BY INDUSTRY SECTOR
                                               1993                                     1992
                                            Loans                    Charge-        Loans                      Charge-
December 31, (in millions)                outstanding Nonaccruing      offs      outstanding   Nonaccruing       offs
Manufacturing                            $  1,649.9  $      24.2  $        6.4  $    1,514.7  $       30.0  $        5.7
Finance, insurance and
  real estate                               1,351.6          7.3           8.9       1,000.6          22.7          24.4
Communications                              1,173.5          5.8           9.3       1,181.0          22.8           5.0
Services                                      702.3         10.8           6.0         568.9          17.9          20.8
Wholesale                                     455.3          8.0           5.2         491.3          22.7          11.0
Retail                                        422.4          6.6           8.4         503.9          14.1          14.9
Other                                         566.3          9.9          12.4         562.0          22.6          18.3
  Total                                  $  6,321.3  $      72.6  $       56.6  $    5,822.4  $      152.8  $      100.1

      F-72                                                                   96

Nonaccruing commercial and industrial loans declined $80.2 million, or 52 percent, from $152.8 million at December 31, 1992 to $72.6 million at December 31, 1993 and represented 23 percent of total nonaccruing loans. Nonaccruing loans represented 1 percent and 3 percent of total loans in this sector at December 31, 1993 and 1992, respectively.

OWNER-OCCUPIED COMMERCIAL REAL ESTATE LOANS - BY INDUSTRY SECTOR
                                               1993                                     1992
                                            Loans                    Charge-        Loans                      Charge-
December 31, (in millions)                outstanding Nonaccruing      offs      outstanding   Nonaccruing       offs
Finance, insurance and
  real estate                            $    380.9  $      21.7  $       18.6  $      539.8  $       55.0  $       15.7
Services                                      361.6          7.0           6.6         361.8          17.1           8.0
Manufacturing                                 170.0          5.9           3.6         168.7          11.4           4.0
Retail                                        167.1         19.8           4.1         166.1          25.6           5.6
Wholesale                                      89.0          3.6           1.3          79.1           4.3           4.0
Communications                                 30.4          0.9           0.1          25.2           0.4           0.4
Other                                         189.0         16.7           7.4         261.0          26.8           6.1
  Total                                  $  1,388.0  $      75.6  $       41.7  $    1,601.7  $      140.6  $       43.8

Nonaccruing owner-occupied commercial real estate loans declined $65.0 million, or 46 percent, from $140.6 million at December 31, 1992 to $75.6 million at December 31, 1993 and represented 24 percent of total nonaccruing loans. Nonaccruing loans represented 5 percent and 9 percent of total loans in this sector at December 31, 1993 and 1992, respectively.

REAL ESTATE INVESTOR/DEVELOPER LOANS - BY PROJECT
                                               1993                                     1992
                                            Loans                    Charge-        Loans                      Charge-
December 31, (in millions)                outstanding Nonaccruing      offs      outstanding   Nonaccruing       offs
Offices                                  $    277.5  $      14.9  $       49.1  $      394.7  $       44.9  $       31.5
Retail space                                  253.6          7.6          17.9         254.0          13.4           8.2
Apartment/rental                              236.7         14.8          21.4         283.2          39.8          17.1
Mixed use                                     180.9         15.1           8.2         216.0          19.4          12.1
Industrial                                    147.6         13.7          24.0         195.9          37.0           9.7
Special purposes                               59.3          5.5           3.0          73.0           7.2          11.2
Research and development space                 44.9                        6.0          67.2          13.3           2.7
Land                                           44.8         17.0           6.5          70.0          20.8          18.0
 Residential developers
  Condominium                                  36.7          4.9           4.3          53.1          11.7           3.6
  Single family                                35.1          5.9           3.2          54.3          12.8           1.7
Hotels, resorts, inns                          21.6          1.8           4.6          29.9           8.1           0.7
Other                                          39.2          3.9           1.0          45.3           4.7           1.8
  Total                                  $  1,377.9  $     105.1  $      149.2  $    1,736.6  $      233.1  $      118.3

Nonaccruing real estate investor/developer loans decreased $128.0 million, or 55 percent, from $233.1 million at December 31, 1992 to $105.1 million at December 31, 1993 and represented 34 percent of total nonaccruing loans. Nonaccruing loans represented 8 percent and 13 percent of total loans in this sector at December 31, 1993 and 1992, respectively.

      F-73                                                                   97

CONSUMER LOANS - BY TYPE
                                               1993                                     1992
                                            Loans                    Charge-        Loans                      Charge-
December 31, (in millions)                outstanding Nonaccruing      offs      outstanding   Nonaccruing       offs
Residential mortgages                    $  4,036.8  $      46.5  $       38.4  $    3,886.9  $       73.0  $       75.5
Home equity lines                           1,149.4          4.2           3.5       1,078.3           4.7           4.3
Indirect automobile                           619.3          0.5          11.0         345.2           1.3          10.0
Home equity loans                             238.2          0.8           0.8         120.7           1.9           1.7
Direct installment                            159.2          1.0           2.1         175.0           1.6           3.3
Other                                          94.3          3.2           6.4         133.0           9.0          14.8
  Total                                  $  6,297.2  $      56.2  $       62.2  $    5,739.1  $       91.5  $      109.6

Nonaccruing consumer loans decreased $35.3 million, or 39 percent, from $91.5 million at December 31, 1992 to $56.2 million at December 31, 1993 and represented 19 percent of total nonaccruing loans. Nonaccruing loans represented 1 percent and 2 percent of total loans in this sector at December 31, 1993 and 1992, respectively.

TEN LARGEST NONACCRUING LOAN RELATIONSHIPS AS OF DECEMBER 31, 1993

Loan Type                                                                                                    (in millions)
Real estate investor/developer:  mixed use                                                                  $        7.4
Real estate investor/developer:  office                                                                              6.0
Commercial:  manufacturing                                                                                           4.0
Commercial:  wholesale                                                                                               3.1
Real estate investor/developer:  condominium, land                                                                   3.0
Commercial:  manufacturing                                                                                           2.7
Real estate investor/developer:  retail, industrial use                                                              2.7
Commercial:  communications, real estate                                                                             2.5
Real estate investor/developer:  apartment, condominium                                                              2.3
Owner-occupied commercial real estate:  retail                                                                       2.2
  Total                                                                                                     $       35.9

ACQUISITIONS

The Corporation announced during 1993 the signing of definitive agreements to acquire three banking organizations: New Dartmouth Bank of Manchester, New Hampshire, with assets of $1.7 billion at year end, was announced on March 24, 1993; Peoples Bancorp of Worcester, Inc. of Worcester, Massachusetts, with assets of $891.1 million at year end, was announced on August 26, 1993; and Gateway Financial Corporation of Norwalk, Connecticut, with assets of $1.3 billion at year end, was announced on November 5, 1993. The transactions will be accounted for as poolings of interests and are subject to approvals by the shareholders of the respective banks and federal and state regulatory agencies. The transactions are expected to be completed during 1994.

On November 15, 1993, the Federal Reserve Board issued an order not approving the Corporation's application to acquire New Dartmouth Bank. The Federal Reserve Board cited a then-pending investigation of possible discriminatory lending at Shawmut Mortgage Company, the Corporation's mortgage banking subsidiary, by the United States Department of Justice
(DOJ) and the Federal Trade Commission (FTC). The Federal Reserve Board further stated that in order to obtain approval, the Corporation would need to submit evidence of compliance with fair lending laws and accurate reporting pursuant to the Home Mortgage Disclosure Act.

      F-74                                                                   98

On December 13, 1993, without admitting any wrongdoing, Shawmut Mortgage
Company entered into a consent decree with the DOJ and FTC regarding past lending practices. Pursuant to the consent decree, Shawmut Mortgage Company established a $960 thousand monetary fund to compensate minority loan applicants who were denied mortgages between January 1990 and October 1992 but whose applications would be approved under the Corporation's more recent flexible underwriting criteria. This settlement did not have a material effect on the Corporation's results of operations or financial condition.

The Federal Reserve Board has granted the Corporation an extension of time until March 1, 1994 within which to resubmit a petition requesting reconsideration of the Federal Reserve Board's November 15, 1993 decision. The amended New Dartmouth Bank merger agreement, dated December 20, 1993, provides for the establishment of an escrow fund which would be paid to New Dartmouth Bank in the event that the transaction is not consummated by June 30, 1994 and New Dartmouth Bank is not in breach of certain provisions of the agreement. Required deposits to the escrow fund will equal $10 million by May 1, 1994. The Corporation anticipates that the New Dartmouth Bank acquisition and the other transactions will be completed during 1994. The Corporation anticipates that it will continue to pursue selected acquisitions of financial institutions in the future.

FOURTH QUARTER RESULTS

The Corporation reported net income of $133.6 million, or $1.36 per common share, for the fourth quarter of 1993, versus net income of $10.3 million, or 8 cents per common share, in the previous year's fourth quarter. Income before extraordinary credit for the fourth quarter of 1992 was $7.1 million, or 4 cents per common share. The extraordinary credit of $3.2 million for the 1992 fourth quarter was attributable to the realization of a net operating loss carryforward. The results for the fourth quarter of 1993 include income tax benefits of $70.2 million due to the reduction of the deferred tax asset valuation allowance recorded in the first quarter of 1993. Also included were $3.5 million of expenses related to the Corporation's settlement with the United States Department of Justice and the Federal Trade Commission as well as for the strengthening of fair lending compliance programs. The results for the fourth quarter of 1992 included securities gains of $6.3 million.

Net interest income during the fourth quarter of 1993 rose to $242.6 million, up 2 percent, from $236.7 million in the third quarter of 1993 and an increase of 7 percent from $225.8 million in the fourth quarter of 1992. The tax-equivalent net interest margin for the fourth quarter of 1993 was
4.00 percent, compared with 4.05 percent in the third quarter of 1993 and
4.32 percent in the fourth quarter of 1992.

The provision for loan losses was $5.0 million during the fourth quarter, unchanged from the three-month period ending September 30, 1993, compared with $28.7 million for the fourth quarter of 1992.

Noninterest income for the fourth quarter of 1993 was $89.6 million, versus $88.0 million in the third quarter of 1993 and $93.1 million in the fourth quarter of 1992.

Noninterest expenses (exclusive of foreclosed properties provisions and expenses related to the Corporation's settlement with the United States Department of Justice and the Federal Trade Commission as well as for the strengthening of fair lending compliance programs) during the fourth quarter of 1993 were $220.7 million. Comparable noninterest expenses were $225.4 million and $235.8 million for the third quarter of 1993 and the fourth quarter of 1992, respectively. The decline in noninterest expense levels over these periods is the result of actions under the restructuring program announced in the first quarter of 1993 as well as from declining problem asset resolution expenses.

The provision to reduce the carrying value of foreclosed properties was $4.9 million during the fourth quarter of 1993, compared with $8.6 million during the third quarter of 1993 and $43.8 million for the comparable period a year ago. The fourth quarter provision in 1992 included three special charges totaling $20.9 million: $2.8 million related to the bulk sale of $8.9 million of foreclosed residential properties; $9.4 million related to a pool of foreclosed commercial properties aggregating approximately $34 million subject to auction; and $8.7 million to reduce the carrying value of the remaining foreclosed properties for estimated selling costs.

      F-75                                                                   99

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

MATURITY OF LOANS

The following table presents the maturities of loans at December 31, 1993 and the interest sensitivity of such loans.  The determination of maturities in the loan portfolio is generally as contained in the contractual note agreements. Occasionally extensions or renewals of loan obligations are requested.  These are reviewed on an individual basis and granted if deemed appropriate.  Such extensions, however, do not materially alter the anticipated loan maturity schedule as reported.
                                                                      Under           1-5          Over
(in millions)                                                         1 year        years        5 years        Total
Commercial and industrial                                         $    5,015.1  $      929.9  $      376.3  $    6,321.3
Real estate                                                              770.9       1,215.2         779.9       2,766.0
Consumer                                                               1,309.3       1,800.9       3,186.9       6,297.1
  Total                                                           $    7,095.3  $    3,946.0  $    4,343.1  $   15,384.4

Interest sensitivity of above loans
  Loans with predetermined interest rates                         $    1,302.4  $    1,711.2  $    2,558.6  $    5,572.2
  Loans with floating interest rates                                   5,792.9       2,234.8       1,784.5       9,812.2
  Total                                                           $    7,095.3  $    3,946.0  $    4,343.1  $   15,384.4

MATURITY OF SECURITIES
The following table presents the maturities of securities at December 31, 1993 and the weighted average yields of such securities. Mortgage backed securities are included in the table based upon contractual maturity. The weighted average yields were calculated based on the cost and effective yields to maturity of each security. The weighted average yield on income from municipal obligations and equity securities was adjusted to a tax-equivalent basis, using a federal income tax rate of 35 percent.

                                            Under         1-5          5-10          Over        No fixed
(in millions)                               1 year       years        years        10 years      maturity       Total
U.S. Government and agency
  securities                             $     66.8  $   2,460.8  $    3,614.3  $      464.6                $    6,606.5
State and municipal obligations                              0.1                         0.1                         0.2
Equity securities                                                                             $      212.6         212.6
Other securities                                2.9        582.9         448.4       1,137.1                     2,171.3
  Total                                  $     69.7  $   3,043.8  $    4,062.7  $    1,601.8  $      212.6  $    8,990.6
Weighted average yield
  (tax-equivalent basis)                       6.60 %       5.43 %        6.35 %        7.64 %        7.85 %        6.31 %

The following table summarizes the Corporation's securities classified as available for sale at December 31, 1993 and the carrying amount of securities reported at the lower of aggregate cost or fair value at December
31, 1992 and 1991.
December 31, (in millions)                                                            1993          1992          1991
U.S. Government and agency securities
  U.S. Treasury                                                                 $    1,551.9  $      931.4
  Mortgage backed                                                                      353.0       1,974.2
State and municipal obligations                                                          0.2           4.1
Equity securities                                                                      212.6         192.9  $      212.7
Corporate mortgage backed and other securities                                         478.7         258.9
    Total                                                                       $    2,596.4  $    3,361.5  $      212.7

      F-76                                                                  100

The following table summarizes the Corporation's securities classified as held to maturity for the periods indicated.
December 31, (in millions)                                                            1993          1992          1991

U.S. Government and agency securities
  Mortgage backed                                                               $    3,155.1  $    1,799.7  $    3,986.8
  U.S. Treasury                                                                      1,546.5                       140.5
State and municipal obligations                                                                                     26.2
Other securities
  Mortgage backed                                                                       22.0                       455.4
  Asset backed and other                                                             1,670.6         916.6         272.7
    Total                                                                       $    6,394.2  $    2,716.3  $    4,881.6

CONSOLIDATED SHORT-TERM BORROWINGS

The following table summarizes average outstandings, maximum month-end outstandings, daily average interest rates and average interest rates on year-end balances. Average interest rates during each year were computed by dividing total interest expense by the average amount borrowed.

(in millions)                                                                         1993          1992            1991

Federal funds purchased
  Average outstanding                                                           $      610.7  $      222.7  $      306.0
  Maximum outstanding at any month-end                                               1,709.3         386.0         344.2
  Average interest rate during year                                                     3.09 %        3.48 %        5.81 %
  Interest rate at year-end                                                             3.12          3.01          3.93

Securities sold under agreements to repurchase
  Average outstanding                                                           $    5,769.4  $    3,444.5  $    2,423.6
  Maximum outstanding at any month-end                                               7,156.6       4,548.5       3,477.9
  Average interest rate during year                                                     3.05 %        3.44 %        5.56 %
  Interest rate at year-end                                                             2.98          3.24          4.58

Treasury tax and loan funds
  Average outstanding                                                           $      239.9  $      221.2  $      213.1
  Maximum outstanding at any month-end                                                 600.0         380.4         351.8
  Average interest rate during year                                                     2.82 %        3.34 %        5.33 %
  Interest rate at year-end                                                             2.75          2.78          3.94

Private placement notes
  Average outstanding                                                           $      162.1  $      118.8  $      117.6
  Maximum outstanding at any month-end                                                 189.8         150.3         171.7
  Average interest rate during year                                                     3.16 %        3.72 %        6.01 %
  Interest rate at year-end                                                             3.06          3.34          4.28

      F-77                                                                  101

DOMESTIC TIME DEPOSITS OF $100 THOUSAND OR MORE

Domestic time deposits in denominations of $100 thousand or more and the related maturities at December 31, 1993, were as follows:
                                                              Less than    Three    Six to     Over
                                                                three     to six    twelve    twelve
(in millions)                                                   months    months    months    months     Total
Time certificates of deposit                                 $    230.9  $   7.0  $   29.7  $    26.1  $ 293.7
Other time deposits                                               102.2     30.0      22.3       69.8    224.3


QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of Shawmut National
Corporation and its subsidiaries for 1993 and 1992.  In the opinion of management, all adjustments (consisting of normal recurring adjustments)
necessary for a fair presentation of the Corporation's results of operations for such periods are reflected.
(in millions, except            First quarter (1)   Second quarter        Third quarter      Fourth quarter
per share data)                     1993     1992      1993        1992     1993      1992       1993     1992
Net interest income            $   212.2  $ 192.8  $  233.1  $    199.3  $ 236.7  $  207.4  $   242.6  $ 225.8
Provision for
  loan losses                       12.2     68.5       7.0        48.7      5.0      43.6        5.0     28.7
Securities gains, net                5.1     68.4       0.1                  0.1      11.2        0.4      6.3
Noninterest income                  95.5    102.0      90.9       109.1     87.9      94.3       89.2     86.8
Noninterest expenses               323.5    250.3     241.1       250.8    234.0     255.7      229.1    279.6
Income taxes (benefit)              (6.4)    11.1      19.7         2.5     14.6       3.6      (35.5)     3.5
Income (loss) before
  extraordinary credit
  and cumulative effect
  of accounting changes            (16.5)    33.3      56.3         6.4     71.1      10.0      133.6      7.1
Extraordinary  credit                        10.0                   2.2                3.0                 3.2
Cumulative effect of
  changes in methods
  of accounting                     46.2
Net income                     $    29.7  $  43.3  $   56.3  $      8.6  $  71.1  $   13.0  $   133.6  $  10.3
Net income
  applicable to
  common shares                $    25.9  $  42.8  $   52.4  $      8.0  $  67.2  $   12.5  $   129.7  $   7.1
Income (loss) before
  extraordinary credit
  and cumulative effect
  of accounting changes
  per common share             $   (0.22) $  0.44  $   0.56  $     0.07  $  0.72  $   0.10  $    1.36  $  0.04
Net income
  per common share                  0.28     0.58      0.56        0.09     0.72      0.14       1.36     0.08


See discussion of fourth quarter results in the Financial Review Section of this annual report on page F-75.

(1) First quarter of 1993 has been restated to reflect the adoption of FAS 112.


      F-78                                                                  102



                      [This Page Intentionally Left Blank]




      F-79                                                                  103


CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The table below presents the Corporation's average balance sheet, net interest income and interest rates for the years 1989 through 1993.
Average loans outstanding include nonaccruing loans.  Interest income and interest rates on loans and municipal obligations are presented on a tax-equivalent basis, which reflects a federal income tax rate of 35 percent for 1993 and 34 percent for 1992 to 1989.
                                                                1993                           1992
                                                    Average               Average  Average              Average
Year ended December 31, (in millions)               balance    Interest    rate    balance   Interest    rate

ASSETS
Loans                                              $ 14,792  $  1,052.2     7.11 %$ 13,696  $ 1,064.1     7.77 %
Securities
  At lower of aggregate cost or market value
    Subject to federal income taxes                   2,969       195.9     6.60     2,531      195.2     7.71
    Dividend on equity securities                       269        22.0     8.17       204       23.1    11.31
  Held to maturity
    Subject to federal income taxes                   4,467       264.0     5.91     2,921      231.1     7.91
    Exempt from federal income taxes                                                     6        0.4     6.74
Residential mortgages held for sale                     405        29.6     7.32       344       27.3     7.93
Short-term investments
  Time deposits in other banks                            6         0.2     4.04        39        1.6     4.10
  Federal funds sold and securities
  purchased under agreements to resell                  295         9.3     3.16       439       15.8     3.60
Trading account securities                               35         2.0     4.44        32        2.4     7.59
    Total interest-earning assets                    23,238     1,575.2     6.78    20,212    1,561.0     7.73
Reserve for loan losses                                (754)                          (957)
Cash and due from banks                               1,443                          1,515
Other assets                                          1,484                          1,680
    Total assets                                   $ 25,411                       $ 22,450

LIABILITIES
Savings, money market and
  NOW accounts                                     $  7,428       140.3     1.89 %$  7,121      217.3     3.05 %
Time certificates of deposit
  of $100 thousand or more                              480        22.2     4.62       693       42.6     6.15
Domestic time deposits                                3,174       140.5     4.42     4,096      210.7     5.14
Foreign time deposits                                   173         5.1     2.97        76        2.5     3.30
    Total interest-bearing deposits                  11,255       308.1     2.74    11,986      473.1     3.95
Federal funds purchased and securities
  sold under agreements to repurchase                 6,380       195.0     3.06     3,667      126.2     3.44
Other borrowings                                        827        62.4     7.54       673       61.8     9.17
    Total other borrowings                            7,207       257.4     3.57     4,340      188.0     4.33
Notes and debentures                                    839        72.1     8.58       668       59.3     8.89
    Total interest-bearing liabilities               19,301       637.6     3.30    16,994      720.4     4.24
Demand deposits                                       4,274                          4,020
Other liabilities                                       240                            180
    Total liabilities                                23,815                         21,194
Shareholders' equity                                  1,596                          1,256
    Total liabilities and shareholders' equity     $ 25,411                       $ 22,450

Net interest income
  (tax-equivalent basis)                                          937.6     4.04                840.6     4.16
Less tax-equivalent adjustment                                    (13.0)                        (15.3)
Net interest income                                          $    924.6                     $   825.3



      F-80                                                                  104


                                  1991                          1990                           1989
                      Average              Average  Average               Average  Average              Average
                      balance   Interest    rate    balance    Interest    rate    balance   Interest    rate

*                    $ 14,215  $ 1,313.0     9.24 %$ 16,852  $  1,737.8    10.31 %$ 18,875  $ 2,123.4    11.25 %



*                         221       29.5    13.33       394        51.0    12.93       934      106.6    11.42

*                       4,805      431.1     8.97     3,549       331.8     9.35     3,519      330.5     9.39
*                          50        4.1     8.17       208        22.1    10.70     1,026      122.3    11.93
*                         222       19.2     8.67       233        22.4     9.64       304       29.7     9.74

*                          81        4.8     5.94       180        15.1     8.37        25        2.5     9.93

*                         543       32.1     5.92     1,583       130.0     8.21        54        5.6    10.48
*                          33        2.8     8.36        43         4.8    10.99        36        3.8    10.54
*                      20,170    1,836.6     9.11    23,042     2,315.0    10.05    24,773    2,724.4    11.00
*                      (1,022)                         (757)                          (293)
*                       1,603                         1,735                          1,717
*                       1,640                         1,441                          1,078
*                    $ 22,391                      $ 25,461                       $ 27,275



*                    $  7,002      356.2     5.09 %$  7,315       455.7     6.23 %$  6,657      434.4     6.52 %

*                       1,235      100.8     8.16     1,706       150.1     8.80     1,048       99.8     9.53
*                       4,989      349.1     7.00     5,855       486.2     8.31     5,653      488.6     8.64
*                          72        4.0     5.56       237        20.0     8.43       149       13.6     9.14
*                      13,298      810.1     6.09    15,113     1,112.0     7.36    13,507    1,036.4     7.67

*                       2,730      152.6     5.59     3,165       254.7     8.05     6,252      570.8     9.13
*                         598       53.4     8.93       956        85.9     8.98       764       63.4     8.29
*                       3,328      206.0     6.19     4,121       340.6     8.27     7,016      634.2     9.04
*                         669       60.5     9.04       687        63.1     9.18       714       66.3     9.29
*                      17,295    1,076.6     6.23    19,921     1,515.7     7.61    21,237    1,736.9     8.18
*                       3,813                         3,892                          4,030
*                         191                           254                            269
*                      21,299                        24,067                         25,536
*                       1,092                         1,394                          1,739
*                    $ 22,391                      $ 25,461                       $ 27,275


*                                  760.0     3.77                 799.3     3.47                987.5     3.99
*                                  (22.7)                         (39.8)                        (99.0)
*                              $   737.3                     $    759.5                     $   888.5


  *Captions continued from page F-80.