Form 10-Q
period 1994-03-31
SHAWMUT NATIONAL CORP
filed 1994-05-13
CIK 823393

FIRST QUARTER 1994


                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

            xQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1994

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

                                  (203) 728-2000
                                  (617) 292-2000

              (Registrant's telephone numbers, including area codes)


            Not applicable

             (Former name, former address and former fiscal year, if
                           changed since last report.)

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

            96,346,701 shares of the registrant's common stock, par
            value $0.01, were outstanding as of May 5, 1994.
            ____________________________________________________________________

            Page 1 of 46 pages.


            The Exhibits Index, filed as a part of this report, appears on page 7.
            ___________________________________________________________________

            PART I - FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     The information required by this item appears on pages F-1 through F-8 of this report, and is incorporated herein by reference.

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     The information required by this item appears on pages F-9 through F-28 of this report, and is incorporated herein by reference.

                                PART II - OTHER INFORMATION

            Item 1.  Legal Proceedings


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

                     The Corporation is also subject to various other pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of such other pending and threatened lawsuits will have a material effect on the Corporation's results of operations or financial condition.

            Item 5.  Other Information

                     By press release dated March 2, 1994, the Corporation announced that it had signed a definitive agreement to acquire Cohasset Savings Bank of Cohasset, Massachusetts, for $16 in cash per Cohasset share, for a total of $16.9 million. A copy of the press release is incorporated in this Form 10-Q as Exhibit 99.1 to Part II.

                     By press release dated March 8, 1994, the Corporation announced that it had signed a definitive agreement to acquire West Newton Savings Bank of West Newton, Massachusetts, for $45.4 million in cash, or $25 per share, subject to upward adjustment in certain circumstances. A copy of the press release is incorporated in this Form 10-Q as Exhibit 99.2 to Part II.

                     By press release dated March 31, 1994, the Corporation announced that the Office of the Comptroller of the Currency had approved the application of Shawmut Bank, N.A., one of its principal operating subsidiaries, to acquire Peoples Savings Bank, a wholly owned subsidiary of Peoples Bancorp of Worcester, Inc. A copy of the press release is incorporated in this Form 10-Q as
                     Exhibit 99.3 to Part II.

                     By press release dated April 7, 1994, the Corporation announced that Shawmut Bank Connecticut, N.A., one of its principal operating subsidiaries, issued $250 million in medium-term bank notes under an existing $2 billion bank note program for its two principal banking subsidiaries. A copy of the press release is incorporated in this Form 10-Q as Exhibit 99.4 to Part II.

                     By press release dated April 28, 1994, the Corporation announced that it had received regulatory approval from the Board of Governors of the Federal Reserve System to acquire New Dartmouth Bank of Manchester, New Hampshire. A copy of the press release is incorporated in this Form 10-Q as Exhibit 99.5 to Part II.

                     Exhibits and Reports on Form 8-K

                      (a) Exhibits required by Item 601 of Regulation S-K
                          are listed on the Exhibits Index on page 7 of this report and are filed herewith or are incorporated herein by reference.

                      (b) Reports on Form 8-K - The Corporation filed four
                          reports on Form 8-K during the quarter ended
                          March 31, 1994.

                          The report dated February 28, 1994 (Item 7), filed the Shawmut National Corporation Split-Dollar Life Insurance Plan, as adopted September 10, 1991, effective October 31, 1991, as amended and restated as of November 24, 1992.

                         The report dated March 1, 1994 (Item 5), reported that on March 1, 1994, the Corporation filed with the Board of Governors of the Federal Reserve System (the "Board") a petition seeking reconsideration of the Board's November 15, 1993 decision not to approve the Corporation's application to acquire all of the outstanding voting shares of New Dartmouth Bank, and a request for approval of such application.

                         The report dated March 7, 1994 (Items 5 and 7), reported that on March 7, 1994, the Board of Governors of the Federal Reserve System (the "Board") announced that it would defer action on a petition by the Corporation seeking reconsideration of the Board's November 15, 1993 decision not to approve the Corporation's application to acquire all of the outstanding voting shares of New Dartmouth Bank. The Board said that it expected to consider the petition no later than May 2, 1994. The report filed a copy of the Board's March 7, 1994 press release.

                         The report dated March 28, 1994 (Item 7), filed:

                (1)      Consent of Independent Accountants of New Dartmouth
                            Bank.

                (2)      Consent of Independent Auditors of Peoples Bancorp of
                            Worcester, Inc. and Subsidiaries.

                (3)      Consent of Independent Auditors of Gateway
                            Financial Corporation and Subsidiaries.

                (4)      Consent of Independent Auditors of Gateway
                            Financial Corporation and Subsidiaries.

                (5)      Consent of Independent Accountants of Cohasset
                            Savings Bank.

                (6)      Consent of Independent Accountants of West Newton
                            Savings Bank and Subsidiaries.

                (7)      Unaudited Financial Information of New Dartmouth Bank
                            as of December 31, 1993.

                (8)      Financial Statements of New Dartmouth Bank as of
                            June 30, 1993.

                (9)      Financial Statements of Peoples Bancorp of
                            Worcester, Inc. and Subsidiaries as of
                            December 31, 1993.

                (10)     Financial Statements of Gateway Financial
                            Corporation and Subsidiaries as of December 31,
                            1993.

                (11)     Financial Statements of Cohasset Savings Bank as
                            of December 31, 1993.

                (12)     Financial Statements of West Newton Savings Bank
                            and Subsidiaries as of December 31, 1993.

                (13)     Shawmut National Corporation and Subsidiaries/New
                            Dartmouth Bank; Peoples Bancorp of Worcester, Inc. and Subsidiaries; Gateway Financial Corporation and Subsidiaries; Cohasset Savings Bank and West Newton Savings Bank and Subsidiaries Unaudited Pro Forma Condensed Financial Information.

                                        SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SHAWMUT NATIONAL CORPORATION
                                                       (Registrant)


            Date:  May 13, 1994              By   (Joel B. Alvord)
                                                  _____________________________
                                                  Joel B. Alvord
                                                  Chairman and
                                                  Chief Executive Officer




            Date:  May 13, 1994              By   (Bharat Bhatt)
                                                  ______________________________
                                                  Bharat Bhatt
                                                  Chief Financial Officer
                                                   (Principal Financial Officer
                                                    and Principal Accounting
                                                    Officer)

                                      EXHIBITS INDEX
                        FILED AS PART OF THIS REPORT ON FORM 10-Q



            PART I    None





            PART II


                                                                  Sequentially
                                                                    Numbered
            Exhibit Number         Description                        Page

                12         Statements re computation of ratios          36

                99.1       Shawmut National Corporation press release
                           dated March 2, 1994                          37

                99.2       Shawmut National Corporation press release
                           dated March 8, 1994                          39

                99.3       Shawmut National Corporation press release
                           dated March 31, 1994                         42

                99.4       Shawmut National Corporation press release
                           dated April 7, 1994                          43

                99.5       Shawmut National Corporation press release
                           dated April 28, 1994                         44

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)
                                                                                       Three months ended
                                                                                            March 31
(in thousands, except per share data)                                                  1994           1993

INTEREST AND DIVIDEND INCOME
Loans                                                                         $     254,281  $     258,368
Securities
  Available for sale, at fair value                                                  33,860
  At lower of aggregate cost or fair value                                                          53,691
  Held to maturity                                                                   95,072         50,427
Residential mortgages held for sale                                                   5,385          8,426
Federal funds sold and securities purchased
  under agreements to resell                                                            718          2,945
Interest-bearing deposits in other banks                                              1,490            122
Trading account securities                                                              198            234
    Total                                                                           391,004        374,213
INTEREST EXPENSE
Deposits                                                                             61,030         91,981
Other borrowings                                                                     79,112         52,126
Notes and debentures                                                                 16,112         17,899
    Total                                                                           156,254        162,006
NET INTEREST INCOME                                                                 234,750        212,207
Provision for loan losses                                                                           12,159
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                         234,750        200,048
NONINTEREST INCOME
Customer service fees                                                                45,920         44,545
Trust and agency fees                                                                29,417         28,627
Securities gains (losses), net                                                         (907)         5,049
Other                                                                                 9,728         21,775
    Total                                                                            84,158         99,996
NONINTEREST EXPENSES
Compensation and benefits                                                           114,075        111,597
Occupancy and equipment                                                              35,568         39,522
Foreclosed properties provision and expense                                           5,168         53,035
Other                                                                                61,320        118,778
    Total                                                                           216,131        322,932
INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                           102,777        (22,888)
Income taxes (benefit)                                                               35,972         (6,410)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                                                              66,805        (16,478)
Cumulative effect of changes in methods of accounting                                               46,200
NET INCOME                                                                    $      66,805  $      29,722
NET INCOME APPLICABLE TO COMMON SHARES                                        $      62,946  $      25,855
COMMON SHARE DATA
  Income (loss) before cumulative effect
    of accounting changes                                                     $        0.66  $       (0.22)
  Net income                                                                           0.66           0.28
  Weighted average shares outstanding                                                95,806         92,950



The accompanying notes are an integral part of these financial statements.

       F-1                                                                    8

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (unaudited)

                                                                                 March 31      December 31
(in thousands)                                                                      1994           1993

ASSETS
Cash and due from banks                                                       $   1,272,065  $   1,435,286
Interest-bearing deposits in other banks                                            348,490          1,073
Federal funds sold and securities purchased
  under agreements to resell                                                         55,650          7,500
Trading account securities                                                           20,195         19,625
Residential mortgages held for sale                                                 233,342        415,812
Securities
  Available for sale, at fair value                                               2,159,107      2,596,382
  Held to maturity
    (fair value $6,720,870 and $6,470,945)                                        6,801,605      6,394,201
Loans, less reserve for loan
  losses of $607,347 and $633,000                                                14,763,681     14,751,450
Premises and equipment                                                              303,817        307,033
Foreclosed properties                                                                35,463         47,986
Customers' acceptance liability                                                      31,287         13,747
Other assets                                                                      1,376,759      1,254,647
  Total assets                                                                $  27,401,461  $  27,244,742

LIABILITIES
Deposits
  Demand                                                                      $   3,981,715  $   4,587,156
  Savings, money market and NOW accounts                                          7,253,276      7,304,708
  Domestic time                                                                   2,990,473      3,158,631
  Foreign time                                                                      264,800        246,740
    Total deposits                                                               14,490,264     15,297,235
Other borrowings                                                                  9,975,398      9,187,606
Acceptances outstanding                                                              31,287         13,747
Accrued expenses and other liabilities                                              216,034        183,923
Notes and debentures                                                                858,906        758,941
  Total liabilities                                                              25,571,889     25,441,452

SHAREHOLDERS' EQUITY
Preferred stock, without par value
  Authorized - 10,000,000 shares
  Outstanding - 1,263,700 and 1,275,000 shares                                      178,185        178,750
Common stock, $.01 par value
  Authorized - 150,000,000 shares
  Issued - 95,927,307 and 95,546,359 shares                                             959            955
Surplus                                                                           1,081,928      1,074,793
Retained earnings                                                                   585,299        541,455
Net unrealized gain (loss) on securities available for sale                         (16,786)         9,680
Treasury stock, common stock at cost (543 and 106,487 shares)                           (13)        (2,343)
  Total shareholders' equity                                                      1,829,572      1,803,290
  Total liabilities and shareholders' equity                                  $  27,401,461  $  27,244,742




The accompanying notes are an integral part of these financial statements.

       F-2                                                                    9

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

                                                                                       Three months ended
                                                                                            March 31
(in thousands)                                                                         1994           1993
SHAREHOLDERS' EQUITY at beginning of period                                   $   1,803,290  $   1,482,401

PREFERRED STOCK, without par value
Purchase of preferred stock                                                            (565)

COMMON STOCK, $.01 par value
Shares issued under Dividend Reinvestment
  and Stock Purchase Plans (280,548 shares)                                               3
Shares issued under stock option and employee
  benefit plans (100,400 and 71,743 shares)                                               1              1

SURPLUS
Additional proceeds from:
  Shares issued under Dividend Reinvestment
    and Stock Purchase Plans                                                          6,135
  Shares issued under stock option
    and employee benefit plans                                                        1,000            525

RETAINED EARNINGS
Net income                                                                           66,805         29,722
Cash dividends declared on:
  Preferred stock                                                                    (3,859)        (3,867)
  Common stock                                                                      (19,186)        (9,315)
Restricted stock awards                                                                 258            200
Reissuance of common stock from treasury                                               (174)        (5,832)

NET UNREALIZED GAIN (LOSS) ON SECURITIES
Unrealized depreciation on securities available for sale                            (26,466)
Unrealized appreciation on securities at lower of
  aggregate cost or fair value                                                                       8,435

TREASURY STOCK
Purchase of common stock (61,667 and 4,004 shares)                                   (1,448)           (80)
Reissuance of common stock under
  Dividend Reinvestment and Stock Purchase Plans
  (167,611 and 550,919 shares)                                                        3,778         16,019
SHAREHOLDERS' EQUITY at end of period                                         $   1,829,572  $   1,518,209


The accompanying notes are an integral part of these financial statements.

       F-3                                                                   10

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                                                       Three months ended
                                                                                          March 31
(in thousands)                                                                         1994           1993

OPERATING ACTIVITIES
Net income                                                                    $      66,805  $      29,722
Adjustments to reconcile net income to cash
    provided by operating activities:
  Cumulative effect of changes in methods of accounting                                            (46,200)
  Provision for loan losses                                                                         12,159
  Provision for foreclosed properties                                                 1,852         43,011
  Depreciation, amortization and other                                               22,358         70,801
  Gains from the sale of loans, premises and equipment and other assets              (3,677)        (7,810)
  Decrease in securities reported at the lower of
    aggregate cost or fair  value                                                                  480,083
  Decrease (increase) in trading account securities                                    (570)         8,587
  Decrease in residential mortgages held for sale                                   182,470        139,568
  Decrease (increase) in other assets and accrued expenses
    and other liabilities                                                           (75,389)        13,701
CASH PROVIDED BY OPERATING ACTIVITIES                                               193,849        743,622

FINANCING ACTIVITIES
Decrease in total deposits                                                         (806,971)      (966,598)
Increase in other borrowings                                                        787,792      1,645,380
Proceeds from issuances of bank notes                                               100,000
Principal payments on notes and debentures                                              (93)          (694)
Proceeds from issuances of common stock                                              10,743         10,713
Purchases of common and preferred stock                                              (2,013)           (80)
Cash dividends paid                                                                 (23,481)        (3,199)
CASH PROVIDED BY FINANCING ACTIVITIES                                                65,977        685,522

INVESTING ACTIVITIES
Decrease (increase) in short-term investments                                      (395,567)       271,686
Proceeds from sales of securities available for sale                              1,105,201
Maturities of securities available for sale                                         174,755
Purchases of securities available for sale                                         (882,856)
Maturities of securities held to maturity                                           416,232         83,644
Purchases of securities held to maturity                                           (828,867)    (1,785,289)
Proceeds from sales of loans                                                          8,513        109,643
Purchases of loans                                                                 (142,748)
Loans originated less principal collected                                           118,855       (269,970)
Purchases of premises and equipment and other assets                                 (7,937)        (7,435)
Proceeds from the sale of premises and equipment and other assets                    11,372         30,723
CASH USED BY INVESTING ACTIVITIES                                                  (423,047)    (1,566,998)

DECREASE IN CASH AND DUE FROM BANKS                                                (163,221)      (137,854)
Cash and due from banks at beginning of period                                    1,435,286      1,368,251
CASH AND DUE FROM BANKS AT END OF PERIOD                                      $   1,272,065  $   1,230,397

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                                 $     170,302  $     159,143
Income taxes paid                                                             $       3,904  $         449


Loans totaling $5,026 and $20,523 were transferred to foreclosed properties during the three months ended March 31, 1994 and 1993, respectively.

The accompanying notes are an integral part of these financial statements.

                                                                             11
SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Shawmut National Corporation and its subsidiaries (the Corporation).
These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Corporation's financial position and results of operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1993 Annual Report on Form 10-K.

NOTE 2 - ACQUISITIONS

The Corporation announced on March 2, 1994 the signing of a definitive agreement to acquire Cohasset Savings Bank of Cohasset, Massachusetts, with assets of $78.2 million at March 31, 1994. The Corporation announced on March 8, 1994 the signing of a definitive agreement to acquire West Newton Savings Bank of West Newton, Massachusetts, with assets of $254.1 million at March 31, 1994. Both transactions will be accounted for under the purchase method of accounting, are subject to approvals by the shareholders of the respective banks and federal and state regulatory agencies and are expected to be completed during the third quarter of 1994. The Corporation announced on February 10, 1994 the signing of a definitive agreement to acquire 10 branches located in Massachusetts and Rhode Island, with total deposits of approximately $427 million at March 31, 1994, from Northeast Savings, F.A. (Northeast). The transaction was approved by the Corporation's and principal subsidiary banks' regulators and, subject to approval by Northeast's regulators, is expected to be completed during the second quarter of 1994.

The Corporation announced during 1993 the signing of definitive agreements to acquire three banking organizations: New Dartmouth Bank of Manchester, New Hampshire, with assets of $1.7 billion at March 31, 1994 which was approved by regulators on April 28, 1994; Peoples Bancorp of Worcester, Inc. (Peoples) of Worcester, Massachusetts, with assets of $870.7 million at March 31, 1994 which was approved by regulators on March 30, 1994; and Gateway Financial Corporation (Gateway) of Norwalk, Connecticut, with assets of $1.3 billion at March 31, 1994. The Gateway merger is subject to approvals by its shareholders and federal and state regulatory agencies and is expected to be completed no later than the third quarter of 1994. The New Dartmouth Bank and Peoples mergers will be completed during the second quarter of 1994. These transactions will be accounted for as poolings of interest.

NOTE 3 - SECURITIES

A summary of the amortized cost and fair value of securities classified as available for sale at March 31, 1994 and December 31, 1993 is as follows:
                                                        March 31, 1994                December 31, 1993
                                                   Amortized        Fair         Amortized        Fair
(in thousands)                                       cost           value          cost           value

U.S. Government and agency securities
  U.S. Treasury                                 $   1,213,169  $   1,187,503  $   1,554,048  $   1,551,887
  Mortgage backed                                     267,913        278,842        332,566        352,978
Corporate mortgage backed and other securities        467,033        456,237        480,176        478,745
Equity securities                                     236,679        236,383        214,558        212,618
State and municipal obligations                           138            142            142            154
    Total                                       $   2,184,932  $   2,159,107  $   2,581,490  $   2,596,382

       F-5                                                                   12

U.S. Treasury securities with an aggregate carrying amount of $476.0 million were subject to combination options at March 31, 1994, which limited the risk of changes in the market value of these securities. These U.S. Treasury securities were put to the counterparty on April 4, 1994 upon expiration of the options, resulting in no realized gain or loss.

The amortized cost of securities classified as available for sale exceeded fair value by approximately $25.8 million at March 31, 1994, consisting of unrealized losses of approximately $46.9 million and unrealized gains of approximately $21.1 million. Included as a separate component of shareholders' equity were net unrealized losses of $16.8 million and net unrealized gains of $9.7 million on securities classified as available for sale at March 31, 1994 and December 31, 1993, respectively. These net unrealized losses and gains are net of income tax effects of $9.0 million and $5.2 million, respectively.

The amortized cost and fair value of securities classified as held to maturity at March 31, 1994 and December 31, 1993 are summarized as follows:
                                                 March 31, 1994                      December 31, 1993
                                                   Amortized        Fair          Amortized        Fair
(in thousands)                                       cost           value          cost           value

U.S. Government and agency securities
  Mortgage backed                               $   3,097,730  $   3,077,947  $   3,155,070  $   3,215,844
  U.S. Treasury                                     1,872,550      1,818,267      1,546,569      1,541,577
Asset backed and other securities                   1,831,325      1,824,656      1,692,562      1,713,524
    Total                                       $   6,801,605  $   6,720,870  $   6,394,201  $   6,470,945

The amortized cost of securities classified as held to maturity exceeded fair value by approximately $80.7 million at March 31, 1994, consisting of unrealized losses of approximately $99.9 million and unrealized gains of approximately $19.2 million.

NOTE 4 - LOANS

The components of loans at March 31, 1994 and December 31, 1993, net of unearned income of $2.9 million and $5.4 million, respectively, are summarized below:
                                                                                 March 31,    December 31,
(in thousands)                                                                     1994           1993
Commercial and industrial                                                     $   6,106,190  $   6,321,289
Owner-occupied commercial real estate                                             1,323,845      1,388,065
Real estate investor/developer
  Commercial mortgage                                                             1,228,384      1,225,050
  Construction and other                                                            144,144        152,849
    Total investor/developer                                                      1,372,528      1,377,899
Consumer
  Residential mortgage                                                            4,300,764      4,036,791
  Home equity                                                                     1,344,153      1,387,593
  Installment and other                                                             923,548        872,813
    Total consumer                                                                6,568,465      6,297,197
    Total                                                                        15,371,028     15,384,450
Less reserve for loan losses                                                        607,347        633,000
    Total                                                                     $  14,763,681  $  14,751,450

       F-6                                                                   13


NOTE 5 - OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The components of other assets at March 31, 1994 and December 31, 1993 are presented below:
                                                                                    March 31,    December 31,
(in thousands)                                                                        1994           1993
Receivable for securities sold                                                $     215,388  $     215,564
Net deferred income taxes                                                           209,378        202,321
Accrued interest income                                                             172,800        154,674
Cash surrender value of life insurance                                              150,594
Prepaid pension expense                                                             128,971        129,493
Goodwill                                                                            103,738        105,104
Other                                                                               395,890        447,491
  Total                                                                       $   1,376,759  $   1,254,647

The components of accrued expenses and other liabilities at March 31, 1994 and December 31, 1993 are presented below:
                                                                                   March 31,    December 31,
(in thousands)                                                                       1994           1993

Accrued interest expense                                                      $      53,600  $      67,648
Accrued dividends payable                                                            22,519         22,955
Accrued taxes payable                                                                20,631
Accrued postemployment benefits expense                                               8,913          8,400
Accrued postretirement health care and life insurance benefits expense                8,536          6,214
Accrued restructuring expenses                                                        2,698          6,854
Other                                                                                99,137         71,852
  Total                                                                       $     216,034  $     183,923


NOTE 6 - OTHER NONINTEREST INCOME AND NONINTEREST EXPENSES

The components of other noninterest income for the three months ended
March 31, 1994 and 1993 were as follows:
                                                                                      Three months ended
                                                                                           March 31,
(in thousands)                                                                        1994           1993
Loan servicing                                                                $       3,817  $       5,645
Trading account profits                                                               1,165          1,812
Foreign exchange trading profits (losses)                                              (721)           125
Residential mortgage sales gains                                                        678         11,467
Other                                                                                 4,789          2,726
  Total                                                                       $       9,728  $      21,775

       F-7                                                                   14

The components of noninterest expenses for the three months ended
March 31, 1994 and 1993 were as follows:
                                                                                     Three months ended
                                                                                          March 31,
(in thousands)                                                                       1994           1993
Compensation                                                                  $      92,966  $      92,422
Benefits                                                                             21,109         19,175
  Total                                                                       $     114,075  $     111,597

Occupancy                                                                     $      23,288  $      24,426
Equipment                                                                            12,280         15,096
  Total                                                                       $      35,568  $      39,522

Foreclosed properties
  Provision                                                                   $       1,852  $      43,011
  Expense                                                                             3,316         10,024
    Total                                                                     $       5,168  $      53,035

Federal Deposit Insurance Corporation premiums                                $       8,968  $      11,580
Communications                                                                        8,908         10,356
Advertising                                                                           3,885          6,429
Excess servicing writedowns                                                                         14,150
Restructuring charges                                                                               36,319
Other                                                                                39,559         39,944
  Total                                                                       $      61,320  $     118,778

       F-8                                                                   15



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Shawmut National Corporation (the Corporation) reported net income for the first quarter of 1994 of $66.8 million, or $.66 per common share, an increase of $37.1 million from the $29.7 million, or $.28 per common share, of net income reported in the first quarter of last year.

The 1993 first quarter results of operations included the following:

          restructuring charges of $36.3 million relating to branch closings and personnel reductions, foreclosed properties provisions of $20.0 million related to a bulk sale of foreclosed properties and a $14.1 million writedown in the value of excess servicing rights in various securitized loan portfolios;

          an after-tax credit of $52.8 million representing the cumulative effect of an accounting change resulting from the Corporation's adoption of the Financial Accounting Standards Board's new accounting standard for income taxes; and

          an after-tax charge of $6.6 million relating to the adoption of Statement of Financial Accounting Standards (FAS) No. 112, "Employers' Accounting for Postemployment Benefits".


Income for the first quarter of 1994 did not reflect any cumulative effects of accounting changes. The loss before the cumulative effect of accounting changes was $16.5 million, or $.22 per common share, for the first quarter of 1993.

Asset quality continued to improve as nonaccruing loans plus foreclosed properties decreased $50.0 million, or 14 percent, to $307.5 million at March 31, 1994 from $357.5 million at December 31, 1993. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties declined to 2.00 percent at March 31, 1994 from 2.32 percent at December 31, 1993.


The reserve for loan losses was $607.3 million at March 31, 1994, compared with $633.0 million at December 31, 1993. There was no provision for loan losses in the first quarter of 1994, compared with a $12.2 million provision in the first quarter of 1993.

Net charge-offs were $25.7 million for the first quarter of 1994, equal to an annualized rate of .69 percent of average loans outstanding, compared with $49.2 million of net charge-offs for the first quarter of 1993 and a rate of
1.34 percent of average loans outstanding. The ratio of the reserve for loan losses to nonaccruing loans was 223 percent at March 31, 1994, compared with 205 percent at December 31, 1993.

Capital continued to strengthen during the first quarter of 1994 as shareholders' equity increased $26.3 million to $1.83 billion, or 6.68 percent of total assets at March 31, 1994 from $1.80 billion, or 6.62 percent of assets at December 31, 1993. The Corporation's and principal subsidiary banks' Risk-based capital and Leverage ratios exceed the requirements for a well-capitalized financial institution at March 31, 1994.

The Corporation's common stock closed at $20.25 per share on March 31, 1994, representing 118 percent of the $17.22 book value per common share, compared with $21.75 per share and 128 percent of the $17.02 book value per common share at December 31, 1993.

The Corporation announced during 1994 the signing of definitive agreements to acquire two banking organizations: Cohasset Savings Bank of Cohasset, Massachusetts, with assets of $78.2 million at March 31, 1994, was announced on March 2, 1994; and West Newton Savings Bank of West Newton, Massachusetts, with assets of $254.1 million at March 31, 1994, was announced on March 8, 1994. Both transactions will be accounted for under the purchase method of accounting, are subject to approvals by the shareholders of the respective banks and federal and state regulatory agencies and are expected to be completed during the third quarter of 1994. Also announced on February 10, 1994 was the signing of a definitive agreement to acquire 10 branches located in Massachusetts and Rhode Island, with total deposits of approximately $427 million at quarter end, from Northeast Savings, F.A. Regulatory approval was received for this transaction from the Corporation's and principal subsidiary banks' regulators and, subject to approval from Northeast's regulators, is expected to be completed during the second quarter of 1994.

       F-9                                                                   16

The Corporation's previously announced acquisitions of New Dartmouth Bank of Manchester, New Hampshire and Peoples Bancorp of Worcester, Inc. of Worcester, Massachusetts have been approved by regulators and will be completed during the second quarter of 1994.

RESULTS OF OPERATIONS

NET INTEREST INCOME
                                                                      Quarter ended
                                                Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                    1994         1993         1993         1993         1993

INTEREST AND DIVIDEND INCOME
  (tax-equivalent basis)
Loans                                      $     255.4  $     262.7  $     263.7  $     266.1  $     259.7
Securities
  Available for sale, at fair value               35.5
  At lower of aggregate cost or fair value                     57.5         53.3         51.6         55.5
  Held to maturity                                95.1         72.8         72.1         68.7         50.4
Residential mortgages held for sale                5.4          6.1          7.3          7.8          8.4
Short-term investments                             2.2          1.8          2.3          2.3          3.1
Trading account securities                         0.2          0.5          0.4          0.7          0.4
  Total interest income                          393.8        401.4        399.1        397.2        377.5

INTEREST EXPENSE
Deposits                                          61.1         66.3         70.5         79.3         92.0
Other borrowings                                  79.1         72.1         70.1         63.1         52.1
Notes and debentures                              16.1         17.4         18.4         18.4         17.9
  Total interest expense                         156.3        155.8        159.0        160.8        162.0
NET INTEREST INCOME
  (tax-equivalent basis)                         237.5        245.6        240.1        236.4        215.5
Tax-equivalent adjustment                          2.7          3.0          3.4          3.3          3.3
NET INTEREST INCOME                        $     234.8  $     242.6  $     236.7  $     233.1  $     212.2

INTEREST RATE SPREAD
  (tax-equivalent basis)                          3.35 %       3.48 %       3.52 %       3.53 %       3.37 %
NET INTEREST MARGIN
  (tax-equivalent basis)                          3.87 %       4.00 %       4.05 %       4.10 %       4.01 %

The Corporation's tax-equivalent net interest income was $237.5 million for the first quarter of 1994, an increase of $22.0 million, or 10 percent, from $215.5 million in the first quarter of 1993. The increase in tax-equivalent net interest income reflects a higher level of interest-earning assets, primarily securities. Average securities increased $3.1 billion to $9.1 billion in the first quarter of 1994 from $6.0 billion in the first quarter of 1993. The growth in the securities portfolio resulted from the reinvestment of earnings and excess liquidity into available investment alternatives given the lack of overall loan demand. The Corporation expects that as loan demand increases, the maturities from the securities portfolio will be used to fund loan growth. An analysis of the changes in net interest income due to changes in interest rates and from asset and liability volume is presented on page F-11.

The net interest margin for the first quarter of 1994 was 3.87 percent, a decrease of 14 basis points from 4.01 percent in the comparable prior year quarter. The decline reflects a shift in the mix of average interest-earning assets from loans to securities. During the first quarter of 1994, the Corporation's short-term borrowing costs increased as a result of a rise in overall interest rates which contributed to the decrease in the net interest margin from 4.00 percent in the fourth quarter of 1993 to 3.87 percent in the first quarter of 1994. If further increases in interest rates occur, then the resultant contraction of the spread between the Corporation's interest-earning assets and funding sources would continue to affect the net interest margin.

       F-10                                                                  17

RATE - VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and volume on a pro rata basis.

Quarter ended
March 31, 1994        Increase        Changes due to              Increase        Changes due to
(in millions)         (Decrease)     Rate       Volume           (Decrease)      Rate        Volume
                     from quarter                               from quarter
                     ended Dec 31                               ended Mar 31
                         1993                                       1993
INTEREST AND
  DIVIDEND INCOME
  CHANGE
Loans                $    (7.3) $    (8.0) $        .7  $           (4.3) $      (8.7) $       4.4
Securities                 0.3                     0.3              24.7        (19.0)        43.7
Residential mortgages
  held for sale           (0.7)                   (0.7)             (3.0)        (1.0)        (2.0)
Short-term investments     0.4        0.1          0.3              (0.9)         0.3         (1.2)
Trading account
  securities              (0.3)                   (0.3)             (0.2)        (0.1)        (0.1)
  Total interest
    income change         (7.6)      (7.9)          .3              16.3        (28.5)        44.8

INTEREST EXPENSE
 CHANGE
Savings, money market
  and NOW accounts        (1.4)      (0.4)        (1.0)            (16.1)       (15.0)        (1.1)
Time certificates of
  deposit of $100
  thousand or more        (0.3)                   (0.3)             (3.4)        (0.2)        (3.2)
Domestic time deposits    (3.1)      (1.4)        (1.7)            (12.4)        (6.9)        (5.5)
Foreign time deposits     (0.4)       0.1         (0.5)              1.0          0.1          0.9
  Total interest on
    deposits change       (5.2)      (1.7)        (3.5)            (30.9)       (22.0)        (8.9)
Other borrowings           7.0        3.2          3.8              27.0         (5.2)        32.2
Notes and debentures      (1.3)                   (1.3)             (1.8)        (0.7)        (1.1)
  Total interest
    expense change         0.5        1.5         (1.0)             (5.7)       (27.9)        22.2
NET INTEREST
  INCOME CHANGE      $    (8.1) $    (9.4) $       1.3  $           22.0  $      (0.6) $      22.6

       F-11                                                                  18

PROVISION FOR LOAN LOSSES

There was no provision for loan losses in the first quarter of 1994. The provision for loan losses was $12.2 million in the first quarter of 1993. With strong reserve coverage of nonaccruing loans and the continued improvement in the credit quality of the loan portfolio, the Corporation does not currently anticipate that provisions for loan losses will be necessary for the remainder of 1994 other than provisions that may be appropriate for pending acquisitions. Future levels of the reserve for loan losses and loan loss provisions may be affected by changes in economic conditions and loan quality.

NONINTEREST INCOME
                                                                      Quarter ended
                                                 Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                     1994         1993         1993         1993         1993

Customer service fees:

  Deposit transaction and other
     services                              $      20.4  $      20.7  $      21.1  $      20.8  $      19.5
  Cash management services                        17.7         17.6         18.3         17.7         20.8
  Credit and trade related services                5.0          2.2          2.4          2.2          2.0
  Investment services and commissions              2.8          3.1          2.8          3.0          2.2
    Total                                         45.9         43.6         44.6         43.7         44.5
Trust and agency fees:
  Personal                                        18.7         18.2         18.4         18.6         17.5
  Institutional                                    4.8          4.2          5.3          4.6          4.9
  Corporate                                        3.6          4.7          3.9          3.3          4.0
  Not for profit                                   2.3          2.4          2.3          2.3          2.2
    Total                                         29.4         29.5         29.9         28.8         28.6
Other income:
  Loan servicing                                   3.8          0.4          2.2          4.2          5.6
  Trading account profits                          1.2          1.3          1.5          1.8          1.8
  Foreign exchange trading profits (losses)       (0.7)         2.7          0.2         (0.1)         0.1
  Residential mortgage sales gains                 0.7          1.8          3.6          6.6         11.5
  Other                                            4.8          9.0          5.2          5.2          2.8
    Total                                          9.8         15.2         12.7         17.7         21.8
      Total                                       85.1         88.3         87.2         90.2         94.9
Securities gains (losses), net                    (0.9)         0.4          0.1          0.1          5.1
  Total noninterest income                 $      84.2  $      88.7  $      87.3  $      90.3  $     100.0

Noninterest income (excluding securities gains and losses) was $85.1 million for the first quarter of 1994, a decrease of $9.8 million, or 10 percent, from $94.9 million for the first quarter of 1993.

Customer service fees increased $1.4 million to $45.9 million for the first quarter of 1994 from $44.5 million for the comparable prior year quarter. Higher levels of customer credit facilities increased credit and trade related service fees $3.0 million for the first quarter of 1994. Deposit transaction and other services increased $.9 million due to an increase in the volume of consumer related deposit transaction fees. Offsetting these increases was a decrease in cash management fees of $3.1 million which reflects a decline in the customer base and competitive price concessions.

Trust and agency fees increased $.8 million to $29.4 million in the first quarter of 1994 from $28.6 million a year ago. Personal trust income, which grew $1.2 million, resulted from higher levels of assets under management and fee increases.

Other income declined $12.0 million to $9.8 million in the first quarter of 1994 from $21.8 million in the first quarter of 1993. Gains on residential mortgage loan sales declined $10.8 million as the Corporation increased its residential mortgage loan portfolio and also reflected a lower level of secondary market activity as rising interest rates in early 1994 slowed mortgage sales. Loan servicing income declined $1.8 million due to higher levels of prepayment activity during the later part of 1993. Foreign exchange losses contributed $.8 million to the decline in other income as a result of increases in interest rates in early 1994.

       F-12                                                                  19

NONINTEREST EXPENSES
                                                                      Quarter ended
                                                 Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                     1994         1993         1993         1993         1993
Compensation                               $      93.0  $      95.5  $      95.9  $      93.0  $      92.4
Benefits                                          21.1         18.1         19.5         20.3         19.2
Occupancy                                         23.3         23.6         22.7         22.8         24.4
Equipment                                         12.3         13.1         12.0         13.5         15.1
Federal Deposit Insurance Corporation premiums     9.0         10.4         10.4         11.1         11.6
Communications                                     8.9          9.6          9.9         10.3         10.4
Advertising                                        3.9          5.3          4.6          4.3          6.4
Foreclosed properties expense                      3.3          3.2          4.8          9.6         10.0
Other                                             39.5         41.0         44.9         43.9         40.0
  Total                                          214.3        219.8        224.7        228.8        229.5
Special expenses                                                3.5                                   50.4
Foreclosed properties provision                    1.9          4.9          8.6         11.6         43.0
  Total noninterest expenses               $     216.2  $     228.2  $     233.3  $     240.4  $     322.9


Noninterest expenses, excluding foreclosed properties provision and special expenses in 1993, were $214.3 million for the first quarter of 1994, a decrease of $15.2 million, or 7 percent, from $229.5 million for the first quarter of 1993.

Compensation expense increased $.6 million, or .6 percent, to $93.0 million for the first quarter of 1994 from $92.4 million for the comparable prior year period. Compensation expense includes normal salary increases and the addition of new staff in the Corporation's targeted growth area of investment products and services, offset by reductions in personnel from the restructuring program announced in the first quarter of 1993. Full-time equivalent employees totaled 9,710 at March 31, 1994, compared with 10,477 at March 31, 1993.

Benefits expense increased $1.9 million to $21.1 million for the first quarter of 1994 from $19.2 million a year ago. Severance benefits of $1.4 million attributable to selected workforce reductions that occurred during 1994 as part of ongoing cost saving initiatives increased benefits expense for the period.

Declines in occupancy, equipment and communications expenses for the first quarter of 1994 from the comparable 1993 period result from the restructuring program announced in the first quarter of 1993, which included branch closings and consolidations, as well as from certain other expense reduction programs.

Foreclosed properties expense declined $6.7 million from $10.0 million in the first quarter of 1993 to $3.3 million in the 1994 period and reflects the decline in the level of foreclosed properties at March 31, 1994 from the comparable prior year period.

Special expenses of $50.4 million in the first quarter of 1993 included $36.3 million for restructuring costs and a $14.1 million writedown in the value of excess servicing rights. The carrying values of excess servicing rights of various securitized consumer loan portfolios were reduced during the first quarter of 1993 in view of prepayment experience and the decline in interest rates. The restructuring program included personnel reductions in data processing and operations, corporate staff and services and credit administration and has resulted in net reductions of approximately 770 full-time equivalent employees at March 31, 1994 and the closing or consolidation of approximately 37 branches. At March 31, 1994 the restructuring program announced in the first quarter of 1993 was substantially completed.

       F-13                                                                  20

PROVISION FOR FORECLOSED PROPERTIES
                                                                      Quarter ended
                                                 Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                     1994         1993         1993         1993         1993
Total                                      $       1.9  $       4.9  $       8.6  $      11.6  $      43.0
Excluding charges for bulk sales,
  auctions and estimated selling costs             1.9          4.9          8.6         11.6         15.3

The provision for foreclosed properties was $1.9 million for the first quarter of 1994, compared with $43.0 million for the first quarter of 1993, or a decrease of $41.1 million. The provision for foreclosed properties for the 1993 first quarter included a provision of $20.0 million relating to a bulk sale of foreclosed properties that occurred in the second quarter of 1993 and $7.7 million related to a pool of foreclosed commercial properties subject to auction. The decline in the foreclosed properties provision during the first quarter of 1994 reflects the decline in the level of foreclosed properties from period to period.

INCOME TAXES

The provision for income taxes for the first quarter of 1994 was $36.0 million, representing an effective income tax rate of 35.0 percent. The income tax benefit for the first quarter of 1993 was $6.4 million, representing an effective income tax rate of 27.9 percent. The change in the effective income tax rate reflects the higher corporate income tax rates enacted in the later part of 1993 and the full utilization of federal income tax benefits as of December 31, 1993. During the first quarter of 1993, the Corporation realized an after-tax credit of $52.8 million representing the cumulative effect of an accounting change resulting from the adoption of FAS No. 109, "Accounting for Income Taxes".


FINANCIAL CONDITION

LOANS

The Corporation's loan portfolio was $15.4 billion at March 31, 1994, unchanged from December 31, 1993. The Corporation has a diversified loan portfolio with the consumer portfolio representing 43 percent of total loans at March 31, 1994. Commercial and industrial loans represented 40 percent of total loans at that date. Owner-occupied commercial real estate and investor/ developer real estate loans were 9 percent and 8 percent, respectively. The table on page F-22 presents an analysis of the loan portfolio by type. The tables on pages F-24 and F-25 present an analysis of the loan portfolio by industry sector.

While the overall total amount of the loan portfolio remained unchanged at March 31, 1994 compared with December 31, 1993, the mix of loans has changed. Consumer lending, which includes residential mortgage, home equity and installment loans, increased $271.3 million from $6.3 billion at year end 1993 to $6.6 billion at March 31, 1994, primarily as a result of growth in the residential mortgage loan portfolio.

Commercial and industrial loans declined from $6.3 billion at year end 1993 to $6.1 billion at March 31, 1994, or $215.1 million. Certain sectors of the Corporation's commercial loan portfolio reflected growth as specialized lending (radio, television and cable) and asset based lending increased $273.6 million and $62.7 million, respectively. These increases were offset by reductions of $687.0 million in certain money market priced loans with narrow profit margins.

Owner-occupied commercial real estate and investor/developer real estate loans declined $69.6 million from $2.8 billion at year end 1993 to $2.7 billion at March 31, 1994, consistent with the overall decline in commercial real estate lending.

A discussion of the credit quality of the Corporation's loan portfolio begins on page F-20.

       F-14                                                                  21

SECURITIES

Securities classified as held to maturity and reported at amortized cost increased $407.4 million to $6.8 billion at March 31, 1994 from $6.4 billion at December 31, 1993. Securities classified as available for sale totaled $2.2 billion at March 31, 1994, compared with $2.6 billion at December 31, 1993. Securities available for sale declined as sales and maturities were reinvested in the held to maturity securities portfolio. Additional information regarding the Corporation's securities portfolio is presented in
Note 3 of Notes to Consolidated Financial Statements on page F-5.

DEPOSITS AND OTHER SOURCES OF FUNDS

Interest-bearing liabilities averaged $20.5 billion for the first quarter of 1994, compared with $17.8 billion for the comparable period of 1993, reflecting higher levels of other borrowings which supported the increase in average interest earning assets. Core deposits, which do not include large denomination certificates of deposits, brokered retail deposits or foreign time deposits, were $13.9 billion at March 31, 1994, compared with $14.8 billion at December 31, 1993.

Other borrowings, primarily securities sold under agreements to repurchase, increased $787.8 million to $10.0 billion at March 31, 1994 from $9.2 billion at December 31, 1993 as a result of the decline in core deposits since year end 1993.

CAPITALIZATION

The Corporation's Risk-based capital and Leverage ratios were as follows:
                                               Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                   1994         1993         1993         1993         1993
Shareholders' equity                       $   1,829.6  $   1,803.3  $   1,659.5  $   1,575.4  $   1,518.2
Tier 1 capital                                 1,742.6      1,686.6      1,551.3      1,467.3      1,408.7
Total capital                                  2,580.2      2,549.0      2,406.1      2,318.2      2,167.0
Risk-weighted assets                          21,133.1     20,692.4     20,054.5     19,703.4     18,755.1
Ratios:
Shareholders' equity to assets                    6.68 %       6.62 %       6.16 %       6.11 %       6.06 %
Risk-based capital ratios
  Tier 1 capital                                  8.25         8.15         7.74         7.45         7.51
  Total capital                                  12.21        12.32        12.00        11.77        11.55
Leverage ratio                                    6.50         6.34         6.02         5.84         5.95


The Corporation's total shareholders' equity at March 31, 1994 was $1.8 billion, or 6.68 percent of assets, compared with $1.8 billion, or 6.62 percent of assets, at December 31, 1993, an increase of $26.3 million. This increase for the first quarter of 1994 is after a $26.5 million charge reflecting the net after-tax unrealized loss on the Corporation's $2.2 billion available for sale securities portfolio. Further volatility in shareholders' equity may occur as the fair value of the Corporation's available for sale securities portfolio changes with market conditions.

The Corporation's Tier 1 and Total capital ratios were 8.25 percent and 12.21 percent at March 31, 1994, respectively, compared with 8.15 percent and 12.32 percent at December 31, 1993, respectively. The Leverage ratio, a measure of Tier 1 capital to average quarterly assets, increased to 6.50 percent at March 31, 1994 from 6.34 percent at December 31, 1993 which reflects the increase in Tier 1 capital. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of
10.00 percent or greater and a Leverage ratio of 5.00 percent or greater.
The Corporation exceeds the requirements for a well-capitalized financial institution at March 31, 1994.

       F-15                                                                  22

The Corporation's principal subsidiary banks' (Shawmut Bank Connecticut and
Shawmut Bank Massachusetts) Risk-based capital and Leverage ratios were as follows:
                                               Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                   1994         1993         1993         1993         1993

SHAWMUT BANK CONNECTICUT
Shareholder's equity                       $   1,137.0  $   1,131.6  $   1,009.4  $     917.3  $     891.1
Tier 1 capital                                 1,095.6      1,075.0        953.0        859.7        832.3
Total capital                                  1,235.4      1,210.8      1,076.4        980.9        950.9
Risk-weighted assets                          10,989.9     10,652.1      9,635.9      9,439.9      9,216.0
Ratios:
Shareholder's equity to assets                    7.85 %       7.80 %       7.49 %       7.19 %       7.08 %
Risk-based capital ratios
  Tier 1 capital                                  9.97        10.09         9.89         9.11         9.03
  Total capital                                  11.24        11.37        11.17        10.39        10.32
Leverage ratio                                    7.84         7.79         7.53         6.95         7.21

SHAWMUT BANK MASSACHUSETTS

Shareholders' equity                       $     987.8  $     984.6  $     927.2  $     901.0  $     875.0
Tier 1 capital                                   966.0        948.6        899.9        872.7        845.8
Total capital                                  1,111.2      1,099.2      1,052.9      1,025.2        992.5
Risk-weighted assets                           9,903.9      9,709.4      9,889.7      9,836.4      9,233.4
Ratios:
Shareholders' equity to assets                    7.43 %       7.64 %       6.94 %       6.72 %       6.81 %
Risk-based capital ratios
  Tier 1 capital                                  9.75         9.77         9.10         8.87         9.16
  Total capital                                  11.22        11.32        10.65        10.42        10.75
Leverage ratio                                    7.42         7.39         7.00         6.88         6.97

The Corporation's principal subsidiary banks' Risk-based capital and Leverage ratios exceed the requirements for a well-capitalized financial institution at March 31, 1994.

       F-16                                                                  23

INTEREST RATE SENSITIVITY

The table below depicts the Corporation's interest rate sensitivity as of March 31, 1994. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swap and U.S.
Treasury combination option agreements and futures contracts.

                                        Repricing Periods
                                   Two-        Four-       Seven-        Ten-         Over
                         One       three        six         nine        twelve         one
(in millions)           month     months      months       months       months        year         Total

Short-term investments
  and other interest-
  earning assets     $     296  $     361                                                       $      657
Securities                 873        300  $       348  $       315  $       298  $     6,827        8,961
Loans                    5,637      2,935        1,194          613          528        4,464       15,371
  Total interest-
    earning assets       6,806      3,596        1,542          928          826       11,291       24,989

Interest-bearing
  deposits               4,556      2,609          489          226          248        2,381       10,509
Other borrowings         9,136        622           54            1          134           28        9,975
Notes and debentures        50        100                                                 709          859
Noninterest-bearing
  sources of funds         362        723                                               2,561        3,646
  Total                 14,104      4,054          543          227          382        5,679       24,989

Off-balance sheet
  financial instruments   (105)     2,503          100       (2,515)         (68)          85
Interest rate
  sensitivity gap    $  (7,403) $   2,045  $     1,099  $    (1,814) $       376  $     5,697
Cumulative gap       $  (7,403) $  (5,358) $    (4,259) $    (6,073) $    (5,697) $         0
Interest rate sensitivity
  gap as a percent
  of interest-earning
  assets                 (29.6)%      8.2 %        4.4 %       (7.3)%        1.5 %
Cumulative gap as
  a percent of
  interest-earning assets(29.6)%    (21.4)%      (17.0)%      (24.3)%      (22.8)%

INTEREST RATE RISK

Integrated into interest rate risk management is the use of interest rate instruments such as interest rate swaps, U.S. Treasury combination options and futures contracts. The Corporation actively uses these instruments in programs designed to achieve its established objectives. The notional amounts of these instruments are not reflected in the Corporation's balance sheet. However, these instruments are included in the interest rate sensitivity table above for purposes of analyzing interest rate risk.

At March 31, 1994, the Corporation had approximately $2.3 billion in notional balances of interest rate swap contracts outstanding, an increase of $300 million from $2.0 billion at December 31, 1993. The average final maturity of the fixed-pay and fixed-receive interest rate swap agreements at March 31, 1994 was approximately 2.0 years and 3.2 years, respectively.

       F-17                                                                  24

In addition to the interest rate swap contracts, the Corporation utilizes interest rate cap and floor agreements to manage interest rate risk. At March 31, 1994, the Corporation had approximately $950 million in notional balances of purchased interest rate cap agreements and approximately $500 million in notional balances of purchased interest rate floor agreements outstanding. Also outstanding were approximately $500 million in notional balances of interest rate collar arrangements (consisting of a cap and a floor). In addition, approximately $2.7 billion in notional balances of interest rate agreements which consist of a simultaneous purchase and sale of a cap, the combination of which are known as interest rate corridors, were outstanding. Interest rate corridors are utilized to protect the Corporation from a contraction in the interest rate spread due to a moderate rise in interest rates. The unamortized premium recorded in the Corporation's balance sheet related to interest rate cap and floor agreements was $23.3 million at March 31, 1994. The average final maturity of the interest rate cap portfolio at March 31, 1994 was approximately 1.1 years. The average final maturities of the interest rate floor and collar agreements at March 31, 1994 were less than one year.

Exchange-traded futures contracts are also used by the Corporation to manage interest rate exposure. The notional balances of futures contracts at March 31, 1994 were approximately $8.8 billion, an increase of $6.3 billion from $2.5 billion at December 31, 1993. During the first quarter of 1994, the Corporation entered into U.S. Treasury rate futures contracts with approximately $404 million in notional balances to manage the risk associated with the available for sale securities portfolio. The unrealized gain of approximately $5.4 million at March 31, 1994 relating to these contracts has been recorded as part of the fair value of these securities. The remaining increase is attributed to Eurodollar futures contracts used to manage interest rate risk on the Corporation's funding sources. The unrealized gain related to Eurodollar futures contracts at March 31, 1994 was approximately $7.9 million. Maturities of the notional balances of futures contracts are as follows: $6.8 billion in 1994; $1.4 billion in 1995; and $.6 billion in 1996.

Activity for interest rate agreements utilized for the management of interest rate risk for the first quarter of 1994 follows:
                        Plain      Plain    Amortizing
Notional amounts        fixed      fixed       fixed      Caps and                                Futures
(in millions)            pay      receive     receive     corridors     Floors       Collars     contracts

Balance,
  December 31, 1993  $   942.5  $   141.0  $     900.0  $   3,356.0                            $   2,528.0
Additions                                        500.0        275.0  $     500.0  $     500.0      6,839.0
Maturities              (126.0)     (67.0)
Closed                                                                                             (483.0)
Balance,
  March 31, 1994     $   816.5  $    74.0  $   1,400.0  $   3,631.0  $     500.0  $     500.0  $   8,884.0


As indicated in the interest rate sensitivity table, the twelve month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive in the amount of $5.7 billion at March 31, 1994, compared with $2.7 billion at December 31, 1993. A liability sensitive interest rate gap would tend to reduce earnings over a period of rising interest rates, while declining rates would enhance earnings. However, incorporating the effects of the interest rate caps, floors and corridors would reduce the Corporation's interest rate sensitivity. Based on an analysis of a 100 basis point increase in interest rates, the twelve-month cumulative liability sensitive gap at March 31, 1994 would decrease from $5.7 billion to $3.8 billion and the effect on net interest income would be a reduction of approximately $33.9 million for the twelve-month period following March 31, 1994.

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

                                                                             25
The Corporation primarily manages its liquidity using an uncollateralized purchased funds concept. Uncollateralized purchased funds (UPFs) consist of federal funds purchased, large denomination certificates of deposit, Eurodollar deposits and private placement notes. When measuring liquidity, UPFs are offset by available short-term investments including federal funds sold, bid-based money market loans, reverse repurchase agreements, and unused repurchase agreement collateral (U.S. Government and agency securities and highly liquid marketable securities).

The Corporation manages liquidity at the consolidated level and at the subsidiary banks level by measuring the difference between the volume of UPFs and the level of short-term investments and unused repurchase agreement collateral. This net UPF position is managed consistent with the condition of the Corporation's earnings, capital, asset quality and economic factors. Growth in core loan products and a decline in interest-bearing deposits during the first quarter of 1994 resulted in a reduction of excess liquidity since year end 1993. At March 31, 1994, UPFs were $3.5 billion. This was offset by $3.2 billion in short-term investments and unused repurchase agreement collateral, leaving the Corporation with an excess of UPFs over short-term investments and unused repurchase agreement collateral of $.3 billion. Short-term investments and unused repurchase agreement collateral exceeded the volume of UPFs by $1.5 billion at December 31, 1993. During the first quarter of 1994, the Corporation expanded its available funding alternatives by establishing a $2.0 billion bank note facility which provides access to other diversified funding sources. Notes issued under this facility were $100 million at March 31, 1994. Subsequent to this date, an additional
$250 million in notes were issued.

The Corporation manages the parent companies' liquidity by measuring the difference between the volume of short-term investments and short-term funding sources and the parent companies' ongoing obligations, including debt maturities, interest payments and dividends.

The parent companies had consolidated short-term borrowings of $144.9 million and notes and debentures of $749.0 million at March 31, 1994. The parent companies had consolidated cash and cash equivalents at March 31, 1994 of $261.2 million and securities, consisting of preferred stock holdings, with a fair value of $236.7 million. There are no scheduled maturities on notes and debentures in 1994 and 1995. Scheduled maturities are $150 million in 1996.

RESERVE FOR LOAN LOSSES
                                                                      Quarter ended
                                               Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                   1994         1993         1993         1993         1993

Reserve for loan losses at beginning
   of period                               $     633.0  $     657.5  $     684.5  $     826.0  $     863.0
Provision charged to operations                   --            5.0          5.0          7.0         12.2
Bulk sale charge-offs                                                                  (108.6)
Loans charged off
  Gross                                          (34.8)       (46.6)       (42.5)       (52.2)       (59.8)
  Recoveries                                       9.1         17.1         10.5         12.3         10.6
  Net                                            (25.7)       (29.5)       (32.0)       (39.9)       (49.2)
Reserve for loan losses at end of period   $     607.3  $     633.0  $     657.5  $     684.5  $     826.0

Net charge-offs (annualized)
  to average loans (1)                            0.69 %       0.79 %       0.87 %       1.07 %       1.34 %
Reserve for loan losses to
  net charge-offs (annualized) (1)                5.92 x       5.37 x       5.13 x       4.29 x       4.20 x
Reserve for loan losses to loans                  3.95 %       4.11 %       4.30 %       4.55 %       5.51 %

(1) The ratios for the quarter ended June 30, 1993 exclude $108.6 million of charge-offs relating to the bulk sale of nonaccruing loans.

The reserve for loan losses was $607.3 million at March 31, 1994, compared with $633.0 million at December 31, 1993. The reserve for loan losses to total loans was 3.95 percent at March 31, 1994, compared with 4.11 percent at December 31, 1993. An analysis of the provision and reserve for loan losses is presented on page F-23. Net charge-offs were $25.7 million for the first quarter of 1994, equal to an annualized rate of .69 percent of average loans, compared with $49.2 million and 1.34 percent for the same period a year ago. A discussion of the provision for loan losses is presented on page F-12.

       F-19                                                                  26

The Financial Accounting Standards Board issued FAS No. 114, "Accounting By Creditors for Impaired Loans", in May 1993. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured based on the present value of expected future cash flows discounted at the loan's effective rate when assessing the need for a loss accrual. The new accounting standard is effective for the Corporation's financial statements beginning January 1, 1995. The Corporation is currently evaluating this new accounting standard.

CREDIT QUALITY

NONACCRUING LOANS, RESTRUCTURED LOANS AND ACCRUING LOANS PAST DUE 90
DAYS OR MORE
                                                Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                    1994         1993         1993         1993         1993

Nonaccruing loans
  Current                                  $      59.4  $      72.0  $      85.5  $     116.6  $     183.8
  From 30 to 89 days past due                     24.4         28.4         37.5         37.4         51.7
  90 or more days past due                       188.3        209.1        238.9        245.7        360.2
    Total nonaccruing loans                $     272.1  $     309.5  $     361.9  $     399.7  $     595.7

Restructured loans                         $      53.3  $      66.2  $      72.5  $      70.5  $     145.2
Accruing loans past due 90 days or more    $      35.9  $      33.5  $      51.3  $      54.7  $      51.0

Nonaccruing loans to loans                        1.77 %       2.01 %       2.37 %       2.65 %       3.97 %
Reserve for loan losses to
  nonaccruing loans                             223.00       205.00       182.00       171.00       139.00


Nonaccruing loans were $272.1 million at March 31, 1994, compared with $309.5 million at December 31, 1993. Approximately 22 percent of nonaccruing loans were less than 30 days past due at March 31, 1994, compared with approximately 23 percent at December 31, 1993. The ratio of nonaccruing loans to loans improved to 1.77 percent at March 31, 1994 from 2.01 percent at December 31, 1993. The ratio of the reserve for loan losses to nonaccruing loans was 223 percent at March 31, 1994, compared with 205 percent at December 31, 1993. The table on page F-22 presents nonaccruing loans by loan type. Changes in nonaccruing loans are presented in the table on page F-23.

Restructured loans, which are loans with original terms that have been modified as a result of a change in the borrower's financial condition, were $53.3 million at March 31, 1994, compared with $66.2 million at the end of 1993. Restructured loans included real estate investor/developer loans and owner-occupied commercial real estate loans of $43.9 million and $2.2 million, respectively, at March 31, 1994. The yield from the portfolio of restructured loans was 6.78 percent for the quarter ended March 31, 1994, compared with 6.92 percent for the quarter ended March 31, 1993 and 6.36 percent for the fourth quarter of 1993.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $35.9 million at March 31, 1994, compared with $33.5 million at December 31, 1993. These loans represented .23 percent of loans outstanding at March 31, 1994. Consumer loans represented 33 percent and 40 percent of accruing loans past due 90 days or more at March 31, 1994 and December 31, 1993, respectively.

The Corporation seeks to limit its exposure to individual and affiliated borrowers. The ten largest nonaccruing loan relationships totaled $32.4 million, or .21 percent, of loans outstanding at March 31, 1994 and are presented in the table on page F-25. The ten largest nonaccruing loan relationships at December 31, 1993 totaled $35.9 million.

       F-20                                                                  27


FORECLOSED PROPERTIES BY PROJECT TYPE

                                                Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                     1994         1993         1993         1993         1993
Land                                       $       9.4  $      10.7  $      13.5  $      20.0  $      27.4
Residential mortgage                               6.0          6.0          8.0         11.2         12.0
Offices                                            4.4          8.6         13.1         20.8         33.8
Industrial                                         3.9          5.6         10.9         19.5         36.5
Retail space                                       3.5          4.0          5.7         11.8         22.7
Hotels, resorts, inns                              2.1          5.7          5.9          5.9          7.1
Residential developers
  Single family                                    1.6          1.6          2.0          2.5          4.1
  Condominium                                      1.6          1.6          1.9          2.1          6.9
Mixed use                                          1.1          2.1          4.4          8.0         10.8
Apartment/rental                                   0.5          0.9          2.4          2.3          6.2
Other                                              1.3          1.2          7.2          9.3         13.9
  Total                                    $      35.4  $      48.0  $      75.0  $     113.4  $     181.4

Foreclosed properties (which include in-substance foreclosures and title-owned properties) decreased $12.6 million, or 26 percent, to $35.4 million at March 31, 1994, from $48.0 million at December 31, 1993, primarily from continuing disposition efforts.

NONACCRUING LOANS PLUS FORECLOSED PROPERTIES

                                                Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                     1994         1993         1993         1993         1993
Nonaccruing loans                          $     272.1  $     309.5  $     361.9  $     399.7  $     595.7
Foreclosed properties                             35.4         48.0         75.0        113.4        181.4
    Total                                  $     307.5  $     357.5  $     436.9  $     513.1  $     777.1

Nonaccruing loans plus foreclosed properties
  to loans plus foreclosed properties             2.00 %       2.32 %       2.85 %       3.38 %       5.12 %

Nonaccruing loans plus foreclosed properties totaled $307.5 million at March 31, 1994, a decline of $50.0 million, or 14 percent, from $357.5 million at December 31, 1993. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties was 2.00 percent at March 31, 1994, down from 2.32 percent at December 31, 1993.

       F-21                                                                  28

PORTFOLIO STATISTICS

The following tables set forth loan statistical information:
LOAN PORTFOLIO

                                               Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                   1994         1993         1993         1993         1993
Commercial and industrial                  $   6,106.2  $   6,321.3  $   6,067.4  $   6,028.8  $   5,923.0
Owner-occupied commercial real estate          1,323.8      1,388.0      1,425.6      1,449.5      1,560.3
Real estate investor/developer
  Commercial mortgage                          1,228.4      1,225.1      1,241.6      1,184.3      1,357.8
  Construction and other                         144.1        152.8        169.6        247.9        321.1
    Total investor/developer                   1,372.5      1,377.9      1,411.2      1,432.2      1,678.9
Consumer
  Residential mortgage                         4,300.8      4,036.8      4,123.2      4,067.0      3,929.3
  Home equity                                  1,344.2      1,387.6      1,426.8      1,310.5      1,236.0
  Installment and other                          923.5        872.8        819.1        767.8        668.8
    Total consumer                             6,568.5      6,297.2      6,369.1      6,145.3      5,834.1
    Total                                     15,371.0     15,384.4     15,273.3     15,055.8     14,996.3
Reserve for loan losses                         (607.3)      (633.0)      (657.5)      (684.5)      (826.0)
    Total                                  $  14,763.7  $  14,751.4  $  14,615.8  $  14,371.3  $  14,170.3

NONACCRUING LOANS BY LOAN TYPE
                                                Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                    1994         1993         1993         1993         1993

Commercial and industrial                  $      61.5  $      72.6  $      81.6  $     111.2  $     137.6
Owner-occupied commercial real estate             68.2         75.6         90.2         97.5        142.4
Real estate investor/developer
  Commercial mortgage                             74.3         81.9         92.0         95.7        161.1
  Construction and other                          22.6         23.2         41.2         36.1         66.5
    Total investor/developer                      96.9        105.1        133.2        131.8        227.6
Consumer
  Residential mortgage                            36.2         46.5         45.3         46.4         71.9
  Home equity                                      5.1          5.1          5.2          5.1          5.7
  Installment and other                            4.2          4.6          6.4          7.7         10.5
    Total consumer                                45.5         56.2         56.9         59.2         88.1
    Total                                  $     272.1  $     309.5  $     361.9  $     399.7  $     595.7

       F-22                                                                  29

CHANGES IN NONACCRUING LOANS

The changes in the Corporation's nonaccruing loans are summarized below:
                                                                      Quarter ended
                                                Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                     1994         1993         1993         1993         1993
Balance at beginning of period             $     309.5  $     361.9  $     399.7  $     595.7  $     618.0
New nonaccruing loans                             42.4         59.3         76.8        105.2        135.8
Decreases in nonaccruing loans
  Sales                                                                                  80.9
  Payments                                        33.4         59.4         42.3         61.0         57.5
  Returns to accruing loans                        9.9         20.2         36.8         45.8         39.4
  Transfers to restructured loans                               4.6          2.2          0.6          9.8
  Transfers to foreclosed properties               5.0          2.8          3.2          4.4         17.0
  Charge-offs                                     34.8         29.0         33.0         87.4         33.3
    Total                                         83.1        116.0        117.5        280.1        157.0
Net other changes (1)                              3.3          4.3          2.9        (21.1)        (1.1)
Balance at end of period                   $     272.1  $     309.5  $     361.9  $     399.7  $     595.7

(1) For periods prior to March 31, 1994, this amount represents the net change in nonaccruing consumer loans, including charge-offs.

PROVISION AND RESERVE FOR LOAN LOSSES
                                                                      Quarter ended
                                               Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                    1994         1993         1993    1993 (1)          1993

Reserve for loan losses at beginning
   of period                               $     633.0  $     657.5  $     684.5  $     826.0  $     863.0
Provision charged to operations                   --            5.0          5.0          7.0         12.2
Loans charged off
Commercial and industrial                          8.2         12.3         10.1         18.5         15.7
Owner-occupied commercial real estate              5.5          7.5          6.4         19.7          8.1
Real estate investor/developer
  Commercial mortgage                              7.8          9.0         11.4         77.8         14.0
  Construction and other                           0.6          1.9          4.1         23.4          7.6
    Total investor/developer                       8.4         10.9         15.5        101.2         21.6
Consumer
  Residential mortgage                             9.5          7.3          6.1         16.3          8.7
  Home equity                                      0.6          1.1          0.7          1.3          1.2
  Installment and other                            2.6          7.5          3.7          3.8          4.5
    Total consumer                                12.7         15.9         10.5         21.4         14.4
    Total loans charged off                       34.8         46.6         42.5        160.8         59.8
Recoveries on loans charged off
Commercial and industrial                          3.8         10.2          4.8          4.2          3.6
Owner-occupied commercial real estate              1.2          1.5          2.1          2.5          0.9
Real estate investor/developer                     1.0          2.6          1.3          3.1          3.7
Consumer                                           3.1          2.8          2.3          2.5          2.4
    Total recoveries                               9.1         17.1         10.5         12.3         10.6
Net loans charged off                             25.7         29.5         32.0        148.5         49.2
Reserve for loan losses at end of period   $     607.3  $     633.0  $     657.5  $     684.5  $     826.0

(1)  Includes $108.6 million of charge-offs for the quarter ended
     June 30, 1993 relating to the bulk sale of nonaccruing loans.

       F-23                                                                  30

COMMERCIAL AND INDUSTRIAL LOANS - BY INDUSTRY SECTOR
                                                                                 March 31, 1994
                                                                         Loans                  First quarter
(in millions)                                                         outstanding  Nonaccruing  charge-offs
Manufacturing                                                        $   1,519.3  $      17.5  $       3.3
Communications                                                           1,257.4          5.2
Finance, insurance and
  real estate                                                            1,178.3          6.8          2.0
Services                                                                   751.6          8.9          0.7
Wholesale                                                                  503.2         10.0
Retail                                                                     451.1          4.9          1.0
Other                                                                      445.3          8.2          1.2
  Total                                                              $   6,106.2  $      61.5  $       8.2


OWNER-OCCUPIED COMMERCIAL REAL ESTATE LOANS - BY INDUSTRY SECTOR
                                                                              March 31, 1994
                                                                         Loans                  First quarter
(in millions)                                                         outstanding  Nonaccruing  charge-offs
Services                                                             $     355.5  $       7.1  $       0.3
Finance, insurance and
  real estate                                                              298.6         19.0          2.0
Manufacturing                                                              195.3          7.8          0.5
Retail                                                                     175.1         18.9          1.1
Wholesale                                                                   99.2          2.7          0.1
Communications                                                              33.2          0.7          0.2
Other                                                                      166.9         12.0          1.3
  Total                                                              $   1,323.8  $      68.2  $       5.5


REAL ESTATE INVESTOR/DEVELOPER LOANS - BY PROJECT
                                                                              March 31, 1994
                                                                         Loans                  First quarter
(in millions)                                                         outstanding  Nonaccruing  charge-offs
Offices                                                              $     274.1  $      14.6  $       1.7
Retail space                                                               245.1          6.2          0.4
Apartment/rental                                                           244.9         16.1          1.4
Mixed use                                                                  185.8         13.9          0.9
Industrial                                                                 144.8         12.8          1.6
Special purposes                                                            57.0          4.5          0.5
Research and development space                                              44.3          1.4
Land                                                                        42.4         14.9          0.4
Residential developers
  Condominium                                                               33.2          3.6          0.9
  Single family                                                             33.0          5.1
Hotels, resorts, inns                                                       23.3          1.6          0.1
Other                                                                       44.6          2.2          0.5
  Total                                                              $   1,372.5  $      96.9  $       8.4


       F-24                                                                  31

CONSUMER LOANS - BY TYPE
                                                                                   March 31, 1994
                                                                         Loans                  First quarter
(in millions)                                                         outstanding  Nonaccruing  charge-offs
Residential mortgages                                                $   4,300.8  $      36.2  $       9.5
Home equity lines                                                        1,098.7          4.2          0.5
Indirect automobile                                                        663.3          0.4          1.4
Home equity loans                                                          245.5          0.9          0.1
Direct installment                                                         177.2          0.7          0.3
Other                                                                       83.0          3.1          0.9
  Total                                                              $   6,568.5  $      45.5  $      12.7


TEN LARGEST NONACCRUING LOAN RELATIONSHIPS AS OF MARCH 31, 1994
Loan Type                                                                                       (in millions)
Real estate investor/developer:  mixed use                                                     $       7.4
Real estate investor/developer:  office, mixed use                                                     5.2
Commercial:  wholesale                                                                                 3.0
Real estate investor/developer:  condominium, land                                                     2.9
Real estate investor/developer:  retail, industrial use                                                2.7
Commercial:  communications, real estate                                                               2.4
Commercial:  manufacturing                                                                             2.3
Commercial:  wholesale                                                                                 2.2
Owner-occupied commercial real estate:  retail                                                         2.2
Real estate investor/developer:  apartment                                                             2.1
  Total                                                                                        $      32.4

       F-25                                                                  32

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                                    Three months ended             Three months ended
                                                      March 31, 1994                December 31, 1993
                                              Average             Average    Average             Average
(in millions)                                 balance   Interest    rate     balance   Interest    rate

ASSETS
Loans                                        $ 14,953  $  255.4      6.90 % $ 14,846  $  262.7      7.04 %
Securities
  Available for sale, at fair value             2,439      35.5      5.82
  At lower of aggregate cost or fair value
    Subject to federal income taxes                                            3,596      52.4      5.84
    Dividend on equity securities                                                255       5.1      7.90
  Held to maturity                              6,657      95.1      5.73      5,205      72.8      5.59
Residential mortgages held for sale               312       5.4      6.90        351       6.1      6.86
Short-term investments
  Time deposits in other banks                    168       1.5      3.60          3      --        1.34
  Federal funds sold and securities
  purchased under agreements to resell             87       0.7      3.34        233       1.8      3.10
Trading account securities                         17       0.2      4.52         43       0.5      4.49
    Total interest-earning assets              24,633     393.8      6.44     24,532     401.4      6.52
Reserve for loan losses                          (632)                          (659)
Cash and due from banks                         1,472                          1,488
Other assets                                    1,424                          1,351
    Total assets                             $ 26,897                       $ 26,712

LIABILITIES
Savings, money market and
  NOW accounts                               $  7,175      28.3      1.60 % $  7,315      29.7      1.61 %
Time certificates of deposit
  of $100 thousand or more                        387       3.9      4.09        373       4.2      4.49
Domestic time deposits                          2,775      27.3      3.99      2,931      30.4      4.12
Foreign time deposits                             202       1.6      3.10        271       2.0      3.01
    Total interest-bearing deposits            10,539      61.1      2.35     10,890      66.3      2.42
Federal funds purchased and securities
  sold under agreements to repurchase           7,945      63.5      3.24      7,439      54.5      2.90
Other borrowings                                1,249      15.6      5.08      1,197      17.6      5.84
    Total other borrowings                      9,194      79.1      3.49      8,636      72.1      3.31
Notes and debentures                              760      16.1      8.48        815      17.4      8.47
    Total interest-bearing liabilities         20,493     156.3      3.09     20,341     155.8      3.04
Demand deposits                                 4,384                          4,446
Other liabilities                                 205                            230
    Total liabilities                          25,082                         25,017
Shareholders' equity                            1,815                          1,695
    Total liabilities and
        shareholders' equity                 $ 26,897                       $ 26,712

Net interest income
  (tax-equivalent basis)                                  237.5      3.87                245.6      4.00
Less tax-equivalent adjustment                              2.7                            3.0
Net interest income                                    $  234.8                       $  242.6

       F-26                                                                  33

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                                Three months ended               Three months ended
                                                September 30, 1993                 June 30, 1993
                                              Average             Average    Average             Average
(in millions)                                 balance   Interest    rate     balance   Interest    rate

ASSETS
Loans                                        $ 14,746  $  263.7      7.12 % $ 14,878  $  266.1      7.17 %
Securities
  Available for sale, at fair value
  At lower of aggregate cost or fair value
    Subject to federal income taxes             2,974      47.1      6.33      2,670      46.2      6.93
    Dividend on equity securities                 371       6.2      6.62        255       5.4      8.50
  Held to maturity                              4,855      72.1      5.94      4,558      68.7      6.03
Residential mortgages held for sale               412       7.3      7.13        427       7.8      7.35
Short-term investments
  Time deposits in other banks                      3      --        3.24          6       0.1      3.08
  Federal funds sold and securities
  purchased under agreements to resell            279       2.3      3.29        291       2.2      3.14
Trading account securities                         43       0.4      3.81         35       0.7      7.86
    Total interest-earning assets              23,683     399.1      6.72     23,120     397.2      6.88
Reserve for loan losses                          (684)                          (816)
Cash and due from banks                         1,439                          1,394
Other assets                                    1,422                          1,536
    Total assets                             $ 25,860                       $ 25,234

LIABILITIES
Savings, money market and
  NOW accounts                               $  7,398      30.3      1.63 % $  7,552      35.9      1.91 %
Time certificates of deposit
  of $100 thousand or more                        467       5.3      4.53        444       5.4      4.86
Domestic time deposits                          3,087      33.2      4.27      3,288      37.2      4.53
Foreign time deposits                             205       1.7      3.00        120       0.8      2.90
    Total interest-bearing deposits            11,157      70.5      2.51     11,404      79.3      2.79
Federal funds purchased and securities
  sold under agreements to repurchase           6,929      54.4      3.12      6,369      49.5      3.12
Other borrowings                                  792      15.7      7.85        620      13.6      8.80
    Total other borrowings                      7,721      70.1      3.61      6,989      63.1      3.62
Notes and debentures                              874      18.4      8.43        859      18.4      8.60
    Total interest-bearing liabilities         19,752     159.0      3.20     19,252     160.8      3.35
Demand deposits                                 4,275                          4,200
Other liabilities                                 228                            242
    Total liabilities                          24,255                         23,694
Shareholders' equity                            1,605                          1,540
    Total liabilities and
       shareholders' equity                  $ 25,860                       $ 25,234

Net interest income
  (tax-equivalent basis)                                  240.1      4.05                236.4      4.10
Less tax-equivalent adjustment                              3.4                            3.3
Net interest income                                    $  236.7                       $  233.1

       F-27                                                                  34

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                                 Three months ended
                                                  March 31, 1993
                                              Average             Average
(in millions)                                 balance   Interest    rate

ASSETS
Loans                                        $ 14,696  $  259.7      7.14 %
Securities
  Available for sale, at fair value
  At lower of aggregate cost or fair value
    Subject to federal income taxes             2,636      50.2      7.61
    Dividend on equity securities                 196       5.3     11.02
  Held to maturity                              3,210      50.4      6.28
Residential mortgages held for sale               431       8.4      7.81
Short-term investments
  Time deposits in other banks                     10       0.1      5.45
  Federal funds sold and securities
  purchased under agreements to resell            381       3.0      3.13
Trading account securities                         19       0.4      7.31
    Total interest-earning assets              21,579     377.5      7.05
Reserve for loan losses                          (860)
Cash and due from banks                         1,453
Other assets                                    1,631
    Total assets                             $ 23,803

LIABILITIES
Savings, money market and
  NOW accounts                               $  7,449      44.4      2.42 %
Time certificates of deposit
  of $100 thousand or more                        604       7.3      4.86
Domestic time deposits                          3,432      39.7      4.69
Foreign time deposits                              94       0.6      2.87
    Total interest-bearing deposits            11,579      92.0      3.22
Federal funds purchased and securities
  sold under agreements to repurchase           4,747      36.6      3.13
Other borrowings                                  694      15.5      9.04
    Total other borrowings                      5,441      52.1      3.88
Notes and debentures                              809      17.9      8.85
    Total interest-bearing liabilities         17,829     162.0      3.68
Demand deposits                                 4,173
Other liabilities                                 260
    Total liabilities                          22,262
Shareholders' equity                            1,541
    Total liabilities and
        shareholders' equity                 $ 23,803

Net interest income
  (tax-equivalent basis)                                  215.5      4.01
Less tax-equivalent adjustment                              3.3
Net interest income                                    $  212.2

       F-28                                                                  35