Form 10-Q
period 1994-06-30
SHAWMUT NATIONAL CORP
filed 1994-08-11
CIK 823393

SECOND QUARTER 1994


                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q

           xQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1994

                                            OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                  to


                             Commission file number 1-10102

                               SHAWMUT NATIONAL CORPORATION

                 (Exact name of registrant as specified in its charter)

           Delaware                                   06-1212629
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

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

           119,254,768 shares of the registrant's common stock, par value $0.01, were outstanding as of August 5, 1994.
           ___________________________________________________________

           Page 1 of 40 pages.
           The Exhibits Index, filed as a part of this report, appears on page 7.
           ____________________________________________________________

                                  PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            The information required by this item appears on pages F-23 through F-31 of this report, and is incorporated herein by reference.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            The information required by this item appears on pages F-1 through F-22 of this report, and is incorporated herein by reference.

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

  Item 4.   Submission of Matters to a Vote of Security Holders

             (a)  The Annual Meeting of Shareholders was held on
                   April 26,1994.


             (b)  Each of the persons named in the proxy statement as
                   a nominee for director was elected.

             (c)  The following are the voting results on each of the
                   matters which were submitted to the shareholders:

<caption
                                                    Against
                                                       or                           Broker
     Election of Directors           For            Withheld         Abstain        Non-Votes
     Joel B. Alvord                  79,560,069     1,241,954
     Stillman B. Brown               79,695,919     1,106,105
     John T. Collins                 79,704,812     1,097,210
     Ferdinand Colloredo-
        Mansfeld                     79,711,294     1,090,729
     Bernard M. Fox                  79,719,009     1,083,013
     Robert J. Matura                79,696,633     1,105,390
     Gunnar S. Overstrom, Jr.        79,644,907     1,157,116
     Lois D. Rice                    79,670,294     1,131,729
     Maurice Segall                  79,716,010     1,086,013
     Paul R. Tregurtha               79,697,380     1,104,643
     Wilson Wilde                    79,676,304     1,125,719

     Appointment of
     Price Waterhouse as
     Independent Accountants
     for 1994                        79,798,813     251,739          735,313

     Proposal to Amend the
     Restated Certificate
     of Incorporation                72,721,830     6,955,893        1,057,163      11,234,752


     The text of the matters referred to under this Item 4 is set forth in the proxy statement dated March 19, 1994 previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.

     Item 5.  Other Information

              During the second quarter of 1994, the Corporation completed its acquisitions of three banking organizations. Peoples Bancorp of Worcester, Inc., ("Peoples") located in Worcester, Massachusetts, was acquired on May 23, 1994 and Peoples' subsidiary, Peoples Savings Bank, was merged into the Corporation's bank subsidiary, Shawmut Bank, National Association ("SBM"). New Dartmouth Bank, located in Manchester, New Hampshire ("New Dartmouth") was acquired on June 6, 1994 through the merger of New Dartmouth into Shawmut Bank NH, the Corporation's bank subsidiary that was established for that purpose. Gateway Financial Corporation, located in Norwalk, Connecticut ("Gateway") was acquired on June 27, 1994 and Gateway's subsidiary, Gateway Bank, was merged into the Corporation's bank subsidiary, Shawmut Bank Connecticut, National Association ("SBC").

              On June 11, 1994, SBC acquired five branches in Rhode Island, and SBM acquired five branches in Massachusetts, from Northeast Savings, F.A. On June 13, 1994, the Corporation announced that it had entered into a definitive agreement to purchase Northeast Federal Corp., parent of Northeast Savings, F.A.

              On July 15, 1994, the Corporation announced that the Resolution Trust Corporation had accepted its bid, through its newly formed subsidiary, Shawmut Bank, FSB, to assume $25 million of deposits of The Guardian Bank, FSB of Boca Raton, Florida. The transaction was effective at the close of business on July 15, 1994.

              As part of the Corporation's simplification of its organizational structure, the primary purpose of which was to have the Corporation's principal bank subsidiaries become direct subsidiaries of the Corporation, the Corporation assumed the obligations of its subsidiaries, Hartford National Corporation ("HNC") and Shawmut Corporation ("SC"), and SBC and SBM (subsidiaries of HNC and SC, respectively) became direct subsidiaries of the Corporation. The obligations assumed by the Corporation were (i) HNC's obligations under the Indenture, dated as of May 15, 1987 between HNC and United Jersey Bank, as trustee, and the 9.85% Subordinated Capital Notes issued and outstanding thereunder, (ii) SC's obligations under the Indenture, dated as of March 14, 1986 between SC and The First National Bank of Boston, as trustee, and the 8 7/8% Notes and 8 1/8% Notes issued and outstanding thereunder, and (iii) SC's obligations under the Indenture, dated as of February 1, 1985, between SC and Citibank, N.A., as trustee, and the Floating Rate Subordinated Notes issued and outstanding thereunder.

              Exhibits and Reports on Form 8-K

              (a) Exhibits required by Item 601 of Regulation S-K are
                  listed on the Exhibits Index on page 7 of this report and are filed herewith or are incorporated herein by reference.

              (b) Reports on Form 8-K - The Corporation filed three
                  reports on Form 8-K during the quarter ended June 30, 1994.

                  The report dated April 19, 1994 (Item 7), filed the Corporation's Notice of Annual Meeting of Shareholders April 26, 1994 and Proxy Statement.

                  The report dated April 28, 1994 (Items 5 and 7) reported that on April 28, 1994, the Board of Governors of the Federal Reserve System approved the Corporation's application to acquire all of the outstanding voting shares of New Dartmouth Bank. The report filed a copy of the Corporation's April 28, 1994 press release.

                  The report dated June 13, 1994 (Items 5 and 7) reported that on June 13, 1994, the Corporation issued a press release relating to its proposed acquisition of Northeast Federal Corp. The report filed a copy of the Corporation's June 13, 1994 press release.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              SHAWMUT NATIONAL CORPORATION
                                                     (Registrant)


           Date: August 11, 1994          By  (Joel B. Alvord)
                                              _________________________
                                               Joel B. Alvord
                                               Chairman and
                                               Chief Executive Officer



           Date: August 11, 1994          By  (Susan E. Lester)
                                              _________________________
                                               Susan E. Lester
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                                and Principal Accounting
                                                Officer)

                                   EXHIBITS INDEX
                      FILED AS PART OF THIS REPORT ON FORM 10-Q



PART I        None





PART II



                                                            Sequentially
                                                              Numbered
Exhibit Number              Description                         Page

     12            Statements re computation of ratios           40

                  [This Page Intentionally Left Blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Shawmut National Corporation (the Corporation) completed its acquisitions of the following banking organizations during the second quarter of 1994:
Peoples Bancorp of Worcester, Inc. (May 23, 1994); New Dartmouth Bank (June 6, 1994); and Gateway Financial Corporation (June 27, 1994), each of which has been accounted for as a pooling of interests transaction. All financial information in this report, except dividends per share and market prices, has been restated to reflect these acquisitions. The Corporation also completed its purchase of 10 branches from Northeast Savings, F.A., with deposits of approximately $427 million, on June 11, 1994, which did not have a material effect on second quarter 1994 results of operations.

The Corporation reported a net loss for the second quarter of 1994 of $18.7 million, or $.19 per common share, compared with net income of $64.0 million, or $.54 per common share, reported in the second quarter of last year. The 1994 second quarter results of operations included $140.7 million ($99.8 million after tax, or $.84 per common share) of merger and restructuring charges related to the costs to integrate the three acquisitions and the expansion of a cost management program. Excluding these charges, income for the second quarter of 1994 would have been $81.1 million, or $.65 per common share.

For the first six months of 1994, net income was $58.6 million, or $.43 per common share, compared with $100.2 million, or $.83 per common share for the comparable period of 1993. The results for the first six months of 1993 included restructuring charges totaling $36.3 million primarily related to branch closings and personnel reductions, a $20.0 million provision for foreclosed properties related to the bulk sale of real estate loans and foreclosed properties and a $14.1 million write down in the value of excess servicing rights in various securitized loan portfolios. Also included in the results for the first six months of 1993 is a credit of $52.8 million representing the cumulative effect of a change in accounting for income taxes and an after-tax charge of $6.6 million relating to the adoption of a new accounting standard for postemployment benefits. Income before the cumulative effect of accounting changes was $54.0 million, or $.41 per share, for the first six months of 1993.

Asset quality continued to improve as nonaccruing loans plus foreclosed properties decreased $109.7 million, or 25 percent, to $327.7 million at June 30, 1994 from $437.4 million at December 31, 1993. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties declined to 1.89 percent at June 30, 1994 from 2.48 percent at December 31, 1993.

The reserve for credit losses was $589.8 million at June 30, 1994, compared with $669.2 million at December 31, 1993. There was no provision for credit losses in the second quarter of 1994, compared with a $16.4 million provision in the second quarter of 1993.

Net charge-offs were $48.7 million for the second quarter of 1994, equal to an annualized rate of 1.10 percent of average loans outstanding, compared with $52.5 million of net charge-offs, excluding $108.6 million of charge-offs related to the bulk sale of real estate loans, for the second quarter of 1993 and a rate of 1.22 percent of average loans outstanding. The ratio of the reserve for credit losses to nonaccruing loans was 207 percent at June 30, 1994, compared with 179 percent at December 31, 1993.

Shareholders' equity decreased $34.1 million to $2.07 billion, or 6.74 percent of total assets at June 30, 1994 from $2.1 billion, or 6.76 percent of assets at December 31, 1993. The Corporation's and principal subsidiary banks' Risk-based capital and Leverage ratios exceeded the requirements for a well-capitalized financial institution at June 30, 1994.

      F-1                                                                 9

The Corporation's common stock closed at $22.00 per share on June 30, 1994, representing 138 percent of the $15.93 book value per common share, compared with $21.75 per share and 134 percent of the $16.25 book value per common share at December 31, 1993.

The Corporation announced on June 13, 1994 the signing of a definitive agreement to acquire Northeast Federal Corp. of Hartford, Connecticut, with assets of $3.3 billion at June 30, 1994. The transaction will be accounted for under the purchase method of accounting and is subject to approval by Northeast's shareholders and various regulatory agencies. The transaction is expected to be completed in the fourth quarter of 1994.

SUMMARY OF RESULTS OF OPERATIONS

                                                               Quarter ended
TAX-EQUIVALENT BASIS                     Jun 30       Mar 31       Dec 31     Sep 30      Jun 30
(in millions, except per share data)      1994         1994         1993       1993         1993
Interest income                     $     474.6  $     457.3  $    466.2  $    464.9  $     463.8
Interest expense                          205.9        181.9       183.4       188.1        190.9
Net interest income                       268.7        275.4       282.8       276.8        272.9
Provision for credit losses                ---           3.0        10.2        11.3         16.4
Net interest income after provision
  for credit losses                       268.7        272.4       272.6       265.5        256.5
Noninterest income                         93.9         88.7        97.3       100.3        104.6
Merger related charges                    100.9
Restructuring related charges              39.8
Fair lending related charges                                         3.5
Other noninterest expenses                238.0        241.8       250.8       261.9        269.2
Income (loss) before income taxes         (16.1)       119.3       115.6       103.9         91.9
Tax-equivalent adjustment                   3.0          2.9         3.1         3.6          3.5
Income taxes (benefit)                     (0.4)        39.1       (33.7)       17.7         24.4
Net income (loss)                   $     (18.7) $      77.3  $    146.2  $     82.6  $      64.0

Return on average assets:
  Before merger, restructuring and
    other charges                          1.05 %       1.02 %      1.92 %      1.10 %       0.88 %
  Based on net income                     (0.24)        1.02        1.89        1.10         0.88
Return on average common equity:
  Before merger, restructuring and
    other charges                         15.40        15.47       32.07       18.60        15.18
  Based on net income applicable to
    common shares                         (4.49)       15.47       31.57       18.60        15.18
Net interest margin                        3.76         3.91        3.99        4.05         4.07
Efficiency ratio                          65.37        65.72       64.50       66.92        68.14
Common share data:
  Net income (loss)                 $     (0.19) $      0.62  $     1.22  $     0.69  $      0.54
  Dividends declared                       0.20         0.20        0.20        0.10         0.10

      F-2                                                                 10

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's tax-equivalent net interest income was $268.7 million for the second quarter of 1994, a decrease of $4.2 million, or 2 percent, from $272.9 million in the second quarter of 1993. The decrease in tax-equivalent net interest income reflects a higher level of interest-earning assets, primarily securities, offset by an increase in the Corporation's cost of funds, which outpaced the repricing of interest-earning assets. Average loans increased $447 million to $17.7 billion in the second quarter of 1994 from $17.2 billion in the comparable prior year period. Average securities increased $1.7 billion to $10.4 billion in the second quarter of 1994 from $8.7 billion in the second quarter of 1993. The growth in the securities portfolio resulted from a strategy of maintaining balance sheet leverage while management began to selectively adjust the composition of the loan portfolio. This adjustment of the loan portfolio included the deliberate reduction of approximately $1.0 billion in money market priced commercial loans with narrow profit margins. The Corporation expects that as loan demand increases, maturities from the securities portfolio will be used to fund loan growth. An analysis of net interest income is presented below.

ANALYSIS OF NET INTEREST INCOME

                                                             Quarter ended
                                         Jun 30       Mar 31      Dec 31      Sep 30       Jun 30
(in millions)                             1994         1994        1993        1993         1993

INTEREST AND DIVIDEND INCOME
  (tax-equivalent basis)

Loans                               $     320.7  $     301.5  $    310.0  $    312.3  $     315.3
Securities
  Available for sale, at fair value        39.9         44.1
  At lower of aggregate cost or
    fair value                                                      62.7        58.9         56.9
  Held to maturity                        107.2        103.3        84.2        82.6         80.0
Residential mortgages held for sale         2.9          5.4         6.1         7.3          7.8
Short-term investments                      3.7          2.8         2.7         3.4          3.4
Trading account securities                  0.2          0.2         0.5         0.4          0.4
  Total interest income                   474.6        457.3       466.2       464.9        463.8

INTEREST EXPENSE
Deposits                                   90.6         85.7        92.7        98.3        108.1
Other borrowings                           95.4         80.1        73.4        71.4         64.3
Notes and debentures                       19.9         16.1        17.3        18.4         18.5
  Total interest expense                  205.9        181.9       183.4       188.1        190.9
NET INTEREST INCOME
  (tax-equivalent basis)                  268.7        275.4       282.8       276.8        272.9
Tax-equivalent adjustment                   3.0          2.9         3.1         3.6          3.5
NET INTEREST INCOME                 $     265.7  $     272.5  $    279.7  $    273.2  $     269.4

INTEREST RATE SPREAD
  (tax-equivalent basis)                   3.23 %       3.42 %      3.50 %      3.55 %       3.56 %
NET INTEREST MARGIN
  (tax-equivalent basis)                   3.76 %       3.91 %      3.99 %      4.05 %       4.07 %

      F-3                                                                 11

The net interest margin for the second quarter of 1994 was 3.76 percent, a decrease of 31 basis points from 4.07 percent in the comparable prior year quarter. The decline reflects a shift in the mix of average interest-earning assets from loans to securities and increased funding costs. During the second quarter of 1994, the Corporation's short-term borrowing costs continued to increase as a result of a rise in overall interest rates, which contributed to the decrease in the net interest margin. If further increases in interest rates occur, then the resultant contraction of the spread between the Corporation's interest-earning assets and funding sources could continue to reduce the net interest margin. A discussion of interest rate risk appears on page F-11. An analysis of net interest margin is presented below.

Tax-equivalent net interest income was $544.1 million for the first six months of 1994, an increase of 4 percent from $525.4 million for the first six months of 1993. The net interest margin was 3.84 percent for the six months ended June 30, 1994, compared with 4.04 percent for the comparable period a year ago.

ANALYSIS OF NET INTEREST MARGIN

                                                               Quarter ended
                                        Jun 30        Mar 31      Dec 31      Sep 30       Jun 30
(in millions)                            1994          1994        1993        1993         1993
Net interest income
 (tax-equivalent basis)             $     268.7  $     275.4  $    282.8  $    276.8  $     272.9

Average interest-earning assets
 supported by:
  Interest-bearing liabilities      $    24,174  $    23,831  $   23,757  $   23,175  $    22,710
  Noninterest-bearing liabilities         4,408        4,455       4,494       4,208        4,113
Total interest-earning assets       $    28,582  $    28,286  $   28,251  $   27,383  $    26,823
Average yields and average rates
 (tax-equivalent basis):
  Interest-earning assets yield            6.65 %       6.51 %      6.57 %      6.77 %       6.93 %
  Rate paid on interest-bearing
    liabilities                            3.42         3.09        3.07        3.22         3.37
Interest rate spread                       3.23 %       3.42 %      3.50 %      3.55 %       3.56 %
Net interest margin                        3.76 %       3.91 %      3.99 %      4.05 %       4.07 %


PROVISION FOR CREDIT LOSSES

There was no provision for credit losses in the second quarter of 1994. The provision for credit losses was $16.4 million in the second quarter of 1993. With strong reserve coverage of nonaccruing loans and the continued improvement in the credit quality of the loan portfolio, the Corporation does not currently anticipate that provisions for credit losses will be necessary for the remainder of 1994 and possibly into 1995. Future levels of the reserve for credit losses and provisions for credit losses may be affected by changes in economic conditions and loan quality.

      F-4                                                                 12

NONINTEREST INCOME

                                                               Quarter ended
                                         Jun 30       Mar 31      Dec 31      Sep 30      Jun 30
(in millions)                             1994         1994        1993        1993        1993
Customer service fees:
  Deposit transaction and other
    services                        $      24.2  $      22.8  $     23.0  $     23.4  $      23.4
  Cash management services                 16.4         17.8        17.6        18.4         17.7
  Credit and trade related services         5.2          5.0         2.2         2.4          2.2
  Investment services and commissions       3.0          2.9         3.2         2.9          3.1
    Total                                  48.8         48.5        46.0        47.1         46.4
Trust and agency fees:
  Personal                                 19.2         18.7        18.2        18.4         18.6
  Institutional                             4.7          4.8         4.2         5.3          4.6
  Corporate                                 2.9          3.6         4.7         3.9          3.3
  Not for profit                            2.3          2.3         2.4         2.3          2.3
   Total                                   29.1         29.4        29.5        29.9         28.8
Other income:
  Loan servicing                           10.5          4.5         1.0         3.8          4.8
  Trading account profits                   1.3          1.2         1.3         1.5          1.8
  Foreign exchange trading profits
    (losses)                               (1.1)        (0.7)        2.7         0.2         (0.1)
  Residential mortgage sales gains          0.1          1.0         2.8         4.5          7.1
  FDIC assistance                           ---          ---         2.2         3.5          6.9
  Other                                     5.2          5.6        10.3         7.3          6.7
    Total                                  16.0         11.6        20.3        20.8         27.2
      Total                                93.9         89.5        95.8        97.8        102.4
Securities gains (losses), net              ---         (0.8)        1.5         2.5          2.2
  Total noninterest income          $      93.9  $      88.7  $     97.3  $    100.3  $     104.6


Noninterest income (excluding securities gains and losses) was $93.9 million for the second quarter of 1994, a decrease of $8.5 million, or 8 percent, from $102.4 million for the second quarter of 1993.

Customer service fees increased $2.4 million to $48.8 million for the second quarter of 1994 from $46.4 million for the comparable prior year quarter. Higher levels of customer credit facilities increased credit and trade related service fees $3.0 million for the second quarter of 1994. Deposit transaction and other services increased $.8 million due to an increase in the volume of consumer related deposit transaction fees. Offsetting these increases was a decrease in cash management fees of $1.3 million which reflects competitive price concessions. Trust and agency fees increased $.3 million to $29.1 million in the second quarter of 1994 from $28.8 million a year ago.

Other income declined $11.2 million to $16.0 million in the second quarter of 1994 from $27.2 million in the second quarter of 1993. Gains on residential mortgage loan sales declined $7.0 million, reflecting a lower level of secondary market activity as rising interest rates in the first half of 1994 slowed mortgage sales. Loan servicing income for the second quarter of 1994 includes $5.3 million of gains from the sale of mortgage servicing rights. Foreign exchange trading losses contributed $1.0 million to the decline in other income. FDIC assistance, which relates to agreements between the FDIC and New Dartmouth Bank, decreased by $6.9 million as the loan portfolio subject to regulatory assistance continues to decline.

Noninterest income (excluding securities gains and losses) for the first six months of 1994 decreased $21.3 million, or 10 percent, to $183.4 million from $204.7 million for the first six months of 1993.

      F-5                                                                 13

NONINTEREST EXPENSES

                                                              Quarter ended
                                        Jun 30       Mar 31       Dec 31      Sep 30       Jun 30
(in millions)                            1994         1994         1993        1993         1993
Compensation                        $     100.0  $     102.2  $    105.2  $    105.2  $     102.2
Benefits                                   22.6         23.6        20.0        21.9         22.7
Occupancy                                  25.0         26.3        25.7        25.8         26.3
Equipment                                  13.1         13.4        14.3        13.2         14.7
Federal Deposit Insurance Corporation
  premiums                                 11.1         11.8        12.6        12.5         13.3
Communications                             10.1         10.4        11.0        11.2         11.9
Advertising                                 6.6          4.5         5.8         4.8          4.7
Foreclosed properties expense               2.5          3.7         3.1         5.1          9.7
Other                                      46.1         43.9        46.6        50.9         50.2
  Total                                   237.1        239.8       244.3       250.6        255.7
Merger related charges                    100.9
Restructuring charges                      39.8
Fair lending related charges                                         3.5
Foreclosed properties provision             0.9          2.0         6.5        11.3         13.5
  Total noninterest expenses        $     378.7  $     241.8  $    254.3  $    261.9  $     269.2


Noninterest expenses (excluding foreclosed properties provision and merger and restructuring related expenses) were $237.1 million for the second quarter of 1994, a decrease of $18.6 million, or 7 percent, from $255.7 million for the second quarter of 1993. This reduction reflects the implementation of a cost management program in the first quarter of 1993 that included certain workforce reductions, branch closings and consolidations and other expense reduction initiatives as well as declining problem asset resolution costs.

Compensation expense decreased $2.2 million, or 2 percent, to $100.0 million for the second quarter of 1994 from $102.2 million for the comparable prior year period. Compensation expense reflects normal salary increases and the addition of new staff in the Corporation's targeted growth area of investment products and services, offset by reductions in personnel from the restructuring program referred to above. Full-time equivalent employees totaled 10,495 at June 30, 1994, compared with 11,794 at June 30, 1993.

Foreclosed properties expense declined $7.2 million from $9.7 million in the second quarter of 1993 to $2.5 million in the 1994 period and reflects the decline in the level of foreclosed properties at June 30, 1994 from the comparable prior year period.

Merger related charges of $100.9 million reflect the integration of three acquisitions in Connecticut, Massachusetts and New Hampshire completed during the second quarter of 1994, further discussed in Note 2 of Notes to Consolidated Financial Statements on page F-26. The merger related charges include $18.9 million for severance and benefits costs for workforce reductions; $39.4 million for the closure of duplicative branches and facilities and cancellation of vendor contracts; $11.1 million for financial advisory, legal and accounting expenses; and $7.0 million for losses on the accelerated sales of foreclosed properties. In addition, the sales of securities and anticipated disposition of residential loans of the acquired entities to maintain an interest rate risk profile consistent with that of the Corporation resulted in losses of $12.5 million and $12.0 million, respectively, which are included in merger related charges.

Restructuring related charges of $39.8 million reflect the expansion of the Corporation's cost management program. The program includes an organizational streamlining and the elimination of more than 600 full-time equivalent positions. The expanded program has also identified cost reductions to be achieved through improved management of occupancy costs and consolidation of purchasing activities. The restructuring related charges include $26.6 million for severance and benefit related costs and $13.2 million for the consolidation of branch and operations facilities and other costs. It is anticipated that the restructuring program will be substantially completed by the end of the first quarter of 1995.

      F-6                                                                 14

Noninterest expenses (excluding foreclosed properties provision and merger and restructuring related charges) totaled $476.9 million for the first six months of 1994, compared with $511.6 million for the first six months of 1993. Included in total noninterest expenses for the first six months of 1993 are restructuring and other charges consisting of $36.3 million for restructuring costs and a $14.1 million writedown in the value of excess servicing rights. The carrying values of excess servicing rights of various securitized consumer loan portfolios were reduced during the first quarter of 1993 in view of prepayment experience and the decline in interest rates.


PROVISION FOR FORECLOSED PROPERTIES

                                                               Quarter ended
                                         Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                             1994         1994         1993        1993        1993
Provision for foreclosed properties $       0.9  $       2.0  $      6.5  $     11.3  $      13.5


The provision for foreclosed properties was $.9 million for the second quarter of 1994, compared with $13.5 million for the second quarter of 1993, or a decrease of $12.6 million. The decline in the foreclosed properties provision during the second quarter of 1994 reflects primarily the decline in the level of foreclosed properties from period to period.

The provision for foreclosed properties for the first six months of 1994 was $2.9 million, compared with $58.8 million for the same period in 1993. Included in the foreclosed properties provision for the 1993 period are provisions of $20.0 million for the bulk sales of foreclosed properties and $7.7 million relating to a $29.8 million pool of commercial properties that were sold at auction.

INCOME TAXES

The income tax benefit for the second quarter of 1994 was $.4 million and is net of a $5.0 million tax expense related to the recently completed acquisitions. Excluding this tax expense, the effective income tax rate for the second quarter of 1994 was 28.2 percent. This compares to a provision for income taxes of $24.4 million for the second quarter of 1993, representing an effective income tax rate of 27.6 percent, inclusive of a reduction in the deferred tax asset valuation allowance of $4.8 million. There were no reductions in the deferred tax asset valuation allowance in the second quarter of 1994.

The provision for income taxes for the six months ended June 30, 1994 and 1993 was $38.8 million and $22.6 million, respectively, representing an effective income tax rate of 34.7 percent (which excludes the $5.0 million acquisition related tax expense) and 29.5 percent, respectively. The 1994 and 1993 periods reflect a reduction in the deferred tax asset valuation allowance of $1.5 million in the first quarter of 1994 and $4.8 million in the second quarter of 1993, respectively. The Corporation adopted the new accounting standard for income taxes during the first quarter of 1993 and the cumulative effect of this accounting change was the recognition of a $52.8 million income tax benefit in the first quarter of 1993.

The Corporation's net deferred federal tax asset and valuation allowance were $217.2 million and $9.7 million, respectively, at June 30, 1994. Taxable income necessary to be generated in future periods to realize this net deferred federal tax asset would be approximately $621 million. Deferred state tax assets, net of related federal tax, totaled $115.5 million at June 30, 1994 and were reduced in their entirety by a valuation allowance of the same amount.

      F-7                                                                 15

FINANCIAL CONDITION

LOANS

The Corporation's loan portfolio was $17.3 billion at June 30, 1994, relatively unchanged from $17.6 billion at December 31, 1993. The Corporation has a diversified loan portfolio with the consumer portfolio representing 48 percent of total loans at June 30, 1994. Commercial and industrial loans represented 35 percent of total loans at that date. Owner-occupied commercial real estate and investor developer real estate loans were 8 percent and 9 percent, respectively. The table on page F-16 presents an analysis of the loan portfolio by type. The tables on pages F-18 and F-19 present an analysis of the loan portfolio by industry sector.

While the total amount of the loan portfolio remained unchanged at June 30, 1994 compared with December 31, 1993, the mix of loans has changed. Consumer lending, which includes residential mortgage, home equity and installment loans, increased $293.2 million from $8.0 billion at year end 1993 to $8.3 billion at June 30, 1994, primarily as a result of growth in residential mortgages and automobile loans.

In connection with the recently completed acquisitions, the Corporation transferred approximately $244.0 million of fixed-rate residential mortgages from consumer loans to residential mortgages held for sale in anticipation of disposal during the third quarter of 1994. The Corporation recognized a loss of $12.0 million (included in merger related charges) to record these loans at the lower of cost or market value.

Commercial and industrial loans declined from $6.4 billion at year end
1993 to $6.0 billion at June 30, 1994, or $400.8 million. Certain sectors of the Corporation's commercial loan portfolio reflected growth as specialized lending (radio, television and cable) and asset based lending increased $338.3 million and $136.2 million, respectively. These increases were offset by reductions of approximately $1.0 billion in certain money market priced commercial loans with narrow profit margins since year end 1993.

Owner-occupied commercial real estate and investor/developer real estate loans declined $85.7 million from $1.5 billion at year end 1993 to $1.4 billion at June 30, 1994, consistent with the overall decline in commercial real estate lending.

A discussion of the credit quality of the Corporation's loan portfolio begins on page F-14.

SECURITIES

Securities classified as held to maturity and reported at amortized cost increased $900.6 million to $8.1 billion at June 30, 1994 from $7.2 billion at December 31, 1993. Securities classified as available for sale totaled $1.8 billion at June 30, 1994, compared with $3.2 billion at December 31, 1993. Securities available for sale declined as sales and maturities were reinvested in the held to maturity securities portfolio. In connection with the recently completed acquisitions, the Corporation realigned the securities portfolio of the acquired institutions to maintain its interest rate risk profile through certain sales and reclassifications. Additional information regarding the Corporation's securities portfolio is presented in Note 3 of Notes to Consolidated Financial Statements on page F-28.

      F-8                                                                 16

DEPOSITS AND OTHER SOURCES OF FUNDS

Interest-bearing liabilities averaged $24.2 billion for the second quarter of 1994, compared with $22.7 billion for the comparable period of 1993, reflecting higher levels of other borrowings which supported the increase in average interest-earning assets. Core deposits, which do not include large denomination certificates of deposits, brokered retail deposits or foreign time deposits, were $18.2 billion at June 30, 1994, compared with $18.1 billion at December 31, 1993.

Other borrowings, primarily securities sold under agreements to repurchase and federal funds purchased, decreased $2.0 billion to $7.3 billion at June 30, 1994 from $9.3 billion at December 31, 1993 as other borrowings have been replaced with note issuances under a bank note facility. Notes and debentures increased $849.9 million to $1.6 billion at June 30, 1994 from $758.9 million at December 31, 1993 as a result of notes issued under a $2.0 billion bank note facility which was established during the first quarter of 1994.

CAPITALIZATION

The Corporation's Risk-based capital and Leverage ratios were as follows:

                                       Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                           1994         1994         1993        1993        1993
Shareholders' equity                $   2,068.3  $   2,130.0  $  2,102.4  $  1,943.1  $   1,825.3
Tier 1 capital                          1,979.1      2,043.3     1,977.0     1,830.2      1,712.2
Total capital                           2,812.5      2,903.8     2,862.0     2,706.4      2,584.0
Risk-weighted assets                   23,227.1     22,956.4    22,490.8    21,805.1     21,392.5
Ratios:
Shareholders' equity to assets             6.74 %       6.82 %      6.76 %      6.30 %       6.15 %
Risk-based capital ratios
  Tier 1 capital                           8.52         8.90        8.79        8.39         8.00
  Total capital                           12.11        12.65       12.73       12.41        12.08
Leverage ratio                             6.38         6.66        6.48        6.17         5.90


The Corporation's total shareholders' equity at June 30, 1994 was $2.07 billion, or 6.74 percent of assets, compared with $2.1 billion, or 6.76 percent of assets, at December 31, 1993, a decrease of $34.1 million. This decline for the first half of 1994 reflects a $43.1 million charge reflecting the net after-tax unrealized loss on the Corporation's $1.8 billion available for sale securities portfolio. Further volatility in shareholders' equity may occur as the fair value of the Corporation's available for sale securities portfolio changes with market conditions.

The Corporation's Risk-based Tier 1 and Total capital ratios were 8.52 percent and 12.11 percent at June 30, 1994, respectively, compared with
8.79 percent and 12.73 percent at December 31, 1993, respectively. The Leverage ratio, a measure of Tier 1 capital to average quarterly assets, decreased to 6.38 percent at June 30, 1994 from 6.48 percent at December 31, 1993 which reflects an increase in average quarterly assets. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation exceeded the requirements for a well-capitalized financial institution at June 30, 1994.

Bank regulatory agencies have issued proposed revisions to capital adequacy guidelines for comment. One proposal would limit the amount of deferred tax assets that could be used to meet risk-based capital requirements. Another proposal would consider unrealized gains or losses relating to securities classified as available for sale, which are recorded as a separate component of shareholders' equity, as part of the risk-based capital calculation. If both of these proposals were adopted by bank regulatory agencies at June 30, 1994, the Corporation's Risk-based Tier 1 capital, Total capital and Leverage ratios would have been 8.19 percent, 11.78 percent and 6.15 percent, respectively. The Corporation cannot determine whether, or in what form, these proposals may be enacted.

      F-9                                                                 17

The Corporation's two principal subsidiary banks' (Shawmut Bank
Connecticut and Shawmut Bank Massachusetts) Risk-based capital and Leverage ratios were as follows:

                                       Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                           1994         1994         1993        1993        1993

SHAWMUT BANK CONNECTICUT
Shareholder's equity                $   1,203.2  $   1,233.0  $  1,225.6  $  1,096.5  $     972.9
Tier 1 capital                          1,161.6      1,190.1     1,165.4     1,037.8        912.9
Total capital                           1,315.5      1,339.7     1,311.0     1,170.8      1,043.7
Risk-weighted assets                   12,152.4     11,769.3    11,431.4    10,394.8     10,191.8
Ratios:
Shareholder's equity to assets             7.64 %       7.82 %      7.76 %      7.43 %       6.92 %
Risk-based capital ratios
  Tier 1 capital                           9.56        10.11       10.19        9.98         8.96
  Total capital                           10.82        11.38       11.47       11.26        10.24
Leverage ratio                             7.55         7.81        7.73        7.44         6.68

SHAWMUT BANK MASSACHUSETTS

Shareholders' equity                $   1,051.1  $   1,072.8  $  1,074.8  $  1,013.6  $     985.6
Tier 1 capital                          1,026.0      1,048.8     1,033.7       983.2        954.7
Total capital                           1,176.2      1,199.5     1,189.9     1,141.4      1,112.5
Risk-weighted assets                   10,322.5     10,357.6    10,163.1    10,353.5     10,297.9
Ratios:
Shareholders' equity to assets             7.76 %       7.58 %      7.81 %      7.12 %       6.89 %
Risk-based capital ratios
  Tier 1 capital                           9.94        10.13       10.17        9.50         9.27
  Total capital                           11.39        11.58       11.71       11.02        10.80
Leverage ratio                             7.45         7.55        7.54        7.15         7.03


The Corporation's principal subsidiary banks' Risk-based capital and Leverage ratios exceeded the requirements for a well-capitalized financial institution at June 30, 1994.

      F-10                                                                18

INTEREST RATE SENSITIVITY

The table below depicts the Corporation's interest rate sensitivity as of June 30, 1994. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps, U.S. Treasury combination option agreements and futures contracts.

                                                    Repricing Periods
                                       Two-       Four-       Seven-        Ten-        Over
                             One      three        six         nine        twelve       one
(in millions)               month     months     months       months       months       year        Total
Short-term investments
  and other interest-
  earning assets          $    542  $    552                                                    $     1,094
Securities                     482       479  $       505  $       449  $      428  $    7,504        9,847
Loans                        6,206     2,581        1,743          819         759       5,221       17,329
  Total interest-
    earning assets           7,230     3,612        2,248        1,268       1,187      12,725       28,270

Interest-bearing
  deposits                   1,674     2,200        1,737        1,312       1,805       5,975       14,703
Other borrowings             6,643       491            4          134           1          38        7,311
Notes and debentures           300       300          100                      200         709        1,609
Noninterest-bearing
  sources of funds             651       102          407          407         407       2,673        4,647
  Total                      9,268     3,093        2,248        1,853       2,413       9,395       28,270

Off-balance sheet
  financial instruments         51       103          (10)         (68)        (49)        (27)
Interest rate
  sensitivity gap         $ (1,987) $    622  $       (10) $      (653) $   (1,275) $    3,303
Cumulative gap            $ (1,987) $ (1,365) $    (1,375) $    (2,028) $   (3,303) $        0
Interest rate sensitivity
  gap as a percent
  of interest-earning
  assets                      (7.0)%     2.2 %       (0.1)%       (2.3)%      (4.5)%
Cumulative gap as
  a percent of
  interest-earning assets     (7.0)%    (4.8)%       (4.9)%       (7.2)%     (11.7)%


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

At June 30, 1994, the Corporation had approximately $2.4 billion in notional balances of interest rate swap contracts outstanding, an increase of $400 million from $2.0 billion at December 31, 1993. The average final maturity of the fixed-pay and fixed-receive interest rate swap agreements at June 30, 1994 was approximately 2.3 years and 3.2 years, respectively. Basis interest rate swap agreements have a final maturity of approximately one year. The Corporation also purchased options to enter into interest rate swap contracts in future periods (swaptions). The notional balances of interest rate swap contracts subject to option were $700 million at June 30, 1994, with exercise dates of September 15, 1994 and December 15, 1994.

      F-11                                                                19

In addition to the interest rate swap contracts, the Corporation utilizes interest rate cap and floor agreements to manage interest rate risk. At June 30, 1994, the Corporation had approximately $950 million in notional balances of purchased interest rate cap agreements outstanding. Also outstanding were approximately $500 million in notional balances of interest rate collar arrangements (consisting of a cap and a floor). In addition, approximately $1.0 billion in notional balances of interest rate agreements which consist of a simultaneous purchase and sale of a cap, the combination of which are known as interest rate corridors, were outstanding. Interest rate corridors are utilized to protect the Corporation from a contraction in the interest rate spread due to a moderate rise in interest rates. The average final maturity of the interest rate cap portfolio at June 30, 1994 was approximately 1.6 years. The average final maturities of the interest rate collar agreements at June 30, 1994 were less than one year. The unamortized premium recorded in the Corporation's balance sheet related to interest rate risk management agreements was $28.7 million at June 30, 1994.

Exchange-traded futures contracts are also used by the Corporation to manage interest rate exposure. The notional balances of futures contracts at June 30, 1994 were approximately $3.7 billion, an increase of $1.2 billion from $2.5 billion at December 31, 1993. At June 30, 1994, the Corporation had entered into U.S. Treasury rate futures contracts with approximately $580 million in notional balances to manage the risk associated with the available for sale securities portfolio. The unrealized gain of approximately $3.8 million at June 30, 1994 relating to these contracts has been recorded as part of the fair value of these securities. The remaining increase is attributed to Eurodollar futures contracts used to manage interest rate risk on the Corporation's funding sources. The unrealized gain related to Eurodollar futures contracts at June 30, 1994 was approximately $11.9 million. Maturities of the notional balances of futures contracts are as follows: $1.6 billion in 1994; $1.4 billion in 1995; and $.7 billion in 1996.

Activity for interest rate agreements utilized for the management of interest rate risk for the first six months of 1994 follows:
                       Swaps
Notional     Plain     Plain    Amortizing
amounts      fixed     fixed     fixed                  Caps and                              Futures
(millions)    pay     receive   receive      Basis      corridors     Floors     Collars     contracts
Balance,
12/31/93   $    943  $    141  $    900               $     3,356                          $     2,528
Additions                           500  $       300          275  $      500  $      500       24,014
Maturities      279        67                               1,650         500
Settlements                                                                                     22,841
Balance,
6/30/94    $    664  $     74  $  1,400  $       300  $     1,981  $      ---  $      500  $     3,701


As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive in the amount of $3.3 billion at June 30, 1994. A liability sensitive interest rate gap would tend to reduce earnings over a period of rising interest rates, while declining rates would enhance earnings. However, incorporating the effects of the interest rate caps and corridors which are not included in the interest rate sensitivity table would reduce the Corporation's interest rate sensitivity. Based on an analysis of a 100 basis point increase in interest rates, the twelve-month cumulative liability sensitive gap at June 30, 1994 would decrease from $3.3 billion to $1.6 billion through the use of interest rate caps and corridors. The Corporation also utilizes modeling and other analytical techniques to measure the effect on net interest income under different interest rate scenarios. Given an immediate 100 basis point increase in interest rates, the effect on net interest income would be a reduction of approximately $17.2 million for the twelve-month period following June 30, 1994.

LIQUIDITY

Liquidity is the ability to meet cash needs arising from fluctuations in loans, securities, deposits and other borrowings. The Corporation manages liquidity on three levels: at a consolidated level; at the subsidiary banks level; and at the parent companies level. The parent companies include Shawmut National Corporation and its two principal bank holding companies, Hartford National Corporation and Shawmut Corporation. In each case, the objectives reflect management's most current assessment of economic and financial factors that could affect funding activities.

      F-12                                                                20

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

The Corporation manages liquidity at the consolidated level and at the subsidiary banks level by measuring the difference between the volume of UPFs and the level of short-term investments and unused repurchase agreement collateral and is managed consistent with the condition of the Corporation's earnings, capital, asset quality and economic factors. At June 30, 1994, UPFs were $2.3 billion. This was offset by $4.7 billion in short-term investments and unused repurchase agreement collateral, leaving the Corporation with an excess of short-term investments and unused repurchase agreement collateral over UPFs of $2.4 billion. Short-term investments and unused repurchase agreement collateral exceeded the volume of UPFs by $1.5 billion at December 31, 1993. During the first quarter of 1994, the Corporation expanded its available funding alternatives by establishing a $2.0 billion bank note facility which provides access to other diversified funding sources. Notes issued under this facility were $850 million at June 30, 1994.

The Corporation manages the parent companies' liquidity by measuring the difference between the volume of short-term investments and short-term funding sources and the parent companies' ongoing obligations, including debt maturities, interest payments and dividends. The parent companies had combined short-term borrowings of $133.4 million at June 30, 1994. The parent companies had combined cash and cash equivalents at June
30, 1994 of $218.7 million and securities, consisting of preferred stock holdings, with a fair value of $304.9 million. Notes and debentures totaled $749.1 million at June 30, 1994. There are no scheduled maturities on notes and debentures in 1994 and 1995. Scheduled maturities are $150 million in 1996.

RESERVE FOR CREDIT LOSSES

                                                               Quarter ended
                                        Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                            1994         1994         1993        1993        1993
Reserve for credit losses at
  beginning of period               $     638.5  $     669.2  $    694.1  $    725.6  $     870.3
Provision charged to operations            ---           3.0        10.2        11.3         16.4
Bulk sale charge-offs                                                                      (108.6)
Loans charged off
  Gross                                   (60.5)       (45.7)      (53.0)      (53.9)       (65.9)
  Recoveries                               11.8         12.0        17.9        11.1         13.4
  Net                                     (48.7)       (33.7)      (35.1)      (42.8)       (52.5)
Reserve for credit losses at
  end of period                     $     589.8  $     638.5  $    669.2  $    694.1  $     725.6

Net charge-offs (annualized)
  to average loans (1)                     1.10 %       0.78 %      0.82 %      1.00 %       1.22 %
Reserve for credit losses to
  net charge-offs (annualized) (1)         3.03 x       4.75 x      4.76 x      4.06 x       3.46 x
Reserve for credit losses to loans         3.40 %       3.64 %      3.80 %      3.95 %       4.17 %


(1) The ratios for the quarter ended June 30, 1993 exclude $108.6 million of charge-offs relating to the bulk sale of nonaccruing loans.

The reserve for credit losses was $589.8 million at June 30, 1994, compared with $669.2 million at December 31, 1993. The reserve for credit losses to total loans was 3.40 percent at June 30, 1994, compared with
3.80 percent at December 31, 1993. An analysis of the provision and reserve for credit losses is presented on page F-17. Net charge-offs were $48.7 million for the second quarter of 1994, equal to an annualized rate of 1.10 percent of average loans, compared with $52.5 million and 1.22 percent for the same period a year ago. Net charge-offs relating to the acquired entities were $24.7 million and $12.6 million for the second quarter of 1994 and 1993, respectively. A discussion of the provision for credit losses is presented on page F-4.

      F-13                                                                21

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

CREDIT QUALITY

NONACCRUING LOANS, RESTRUCTURED LOANS AND ACCRUING LOANS PAST DUE 90 DAYS OR MORE
                                       Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                           1994         1994         1993        1993        1993
Nonaccruing loans
 Commercial / real estate loans:
  Current                           $      50.8  $      53.1  $     63.6  $     76.1  $     105.9
  From 30 to 89 days past due              14.2         21.9        25.7        33.3         32.2
  90 or more days past due                154.6        178.3       197.7       240.3        262.1
    Total                                 219.6        253.3       287.0       349.7        400.2
 Consumer loans:
  Current                                   9.2          9.8        12.5        12.8         13.1
  From 30 to 89 days past due               3.9          5.4         5.1         7.1          8.8
  90 or more days past due                 52.5         60.1        68.3        67.7         70.3
    Total                                  65.6         75.3        85.9        87.6         92.2
    Total nonaccruing loans         $     285.2  $     328.6  $    372.9  $    437.3  $     492.4

Restructured loans                  $      63.8  $      63.6  $     73.3  $     87.7  $      79.9
Accruing loans past due 90 days
  or more                           $      47.8  $      46.4  $     42.6  $     61.5  $      57.9

Nonaccruing loans to loans                 1.65 %       1.87 %      2.12 %      2.49 %       2.83 %
Reserve for credit losses to
  nonaccruing loans                      207.00       194.00      179.00      159.00       147.00


Nonaccruing loans were $285.2 million at June 30, 1994, compared with $372.9 million at December 31, 1993. Approximately 21 percent of nonaccruing loans were less than 30 days past due at June 30, 1994, compared with approximately 20 percent at December 31, 1993. The ratio of nonaccruing loans to loans improved to 1.65 percent at June 30, 1994 from
2.12 percent at December 31, 1993. The ratio of the reserve for credit losses to nonaccruing loans was 207 percent at June 30, 1994, compared with 179 percent at December 31, 1993. The table on page F-16 presents nonaccruing loans by loan type. Changes in nonaccruing loans are presented in the table on page F-17.

Restructured loans, which are loans with original terms that have been modified as a result of a change in the borrower's financial condition, were $63.8 million at June 30, 1994, compared with $73.3 million at the end of 1993. Restructured loans included real estate investor/developer loans and owner-occupied commercial real estate loans of $50.4 million and $5.1 million, respectively, at June 30, 1994. The yield from the portfolio of restructured loans was 6.70 percent for the quarter ended June 30, 1994, compared with 7.22 percent for the quarter ended June 30, 1993.

      F-14                                                                22

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $47.8 million at June 30, 1994, compared with $42.6 million at December 31, 1993. These loans represented .27 percent of loans outstanding at June 30, 1994. Consumer loans represented 28 percent and 33 percent of accruing loans past due 90 days or more at June 30, 1994 and December 31, 1993, respectively.

The Corporation seeks to limit its exposure to individual and affiliated borrowers. The ten largest nonaccruing loans totaled $41.2 million, or .24 percent, of loans outstanding at June 30, 1994 and are presented in the table on page F-19. The ten largest nonaccruing loans at December 31, 1993 totaled $35.9 million.

FORECLOSED PROPERTIES BY PROJECT TYPE

                                       Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                           1994         1994         1993        1993        1993
Residential                         $      10.6  $      11.8  $     12.8  $     16.7  $      22.8
Retail                                      8.0          3.5         4.0         5.7         11.8
Land                                        7.1          9.4        10.7        13.5         20.0
Offices                                     5.0          4.4         8.6        13.1         20.8
Industrial                                  3.9          3.9         5.6        10.9         19.5
Mixed use                                   3.1          1.1         2.1         4.4          8.0
Hotels, resorts, inns                       2.7          2.1         5.7         5.9          5.9
Residential developers
  Condominium                               1.1          1.6         1.6         1.9          2.1
  Single family                             0.3          1.6         1.6         2.0          2.5
Apartment/rental                            0.2          0.5         0.9         2.4          2.3
Other                                       0.5         11.6        10.9        18.2         23.1
  Total                             $      42.5  $      51.5  $     64.5  $     94.7  $     138.8


Foreclosed properties decreased $22.0 million, or 34 percent, to $42.5 million at June 30, 1994, from $64.5 million at December 31, 1993, primarily from continuing disposition efforts.

NONACCRUING LOANS PLUS FORECLOSED PROPERTIES

                                       Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                           1994         1994         1993        1993        1993
Nonaccruing loans                   $     285.2  $     328.6  $    372.9  $    437.3  $     492.4
Foreclosed properties                      42.5         51.5        64.5        94.7        138.8
    Total                           $     327.7  $     380.1  $    437.4  $    532.0  $     631.2

Nonaccruing loans plus foreclosed
  properties to loans plus foreclosed
  properties                               1.89 %       2.16 %      2.48 %      3.01 %       3.60 %


Nonaccruing loans plus foreclosed properties totaled $327.7 million at June 30, 1994, a decline of $109.7 million, or 25 percent, from $437.4 million at December 31, 1993. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties was 1.89 percent at June 30, 1994, down from 2.48 percent at December 31, 1993.

      F-15                                                                23

PORTFOLIO STATISTICS

The following tables set forth loan statistical information:

LOAN PORTFOLIO

                                       Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                           1994         1994         1993        1993        1993
Commercial and industrial           $   5,992.7  $   6,188.7  $  6,393.5  $  6,163.2  $   6,117.2
Owner-occupied commercial
  real estate                           1,407.1      1,421.8     1,492.8     1,536.7      1,571.4
Real estate investor/developer
  Commercial mortgage                   1,461.0      1,518.7     1,526.5     1,558.9      1,524.4
  Construction and other                  150.9        152.1       160.7       178.6        275.6
    Total investor/developer            1,611.9      1,670.8     1,687.2     1,737.5      1,800.0
Consumer
  Residential mortgage                  5,474.0      5,570.3     5,325.9     5,431.0      5,363.8
  Home equity                           1,609.9      1,580.1     1,637.8     1,692.5      1,577.2
  Installment and other                 1,233.5      1,127.5     1,060.5     1,000.6        950.9
    Total consumer                      8,317.4      8,277.9     8,024.2     8,124.1      7,891.9
    Total                              17,329.1     17,559.2    17,597.7    17,561.5     17,380.5
Reserve for credit losses                (589.8)      (638.5)     (669.2)     (694.1)      (725.6)
    Total                           $  16,739.3  $  16,920.7  $ 16,928.5  $ 16,867.4  $  16,654.9


NONACCRUING LOANS BY LOAN TYPE

                                       Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                           1994         1994         1993        1993        1993
Commercial and industrial           $      60.6  $      63.6  $     85.0  $     94.7  $     124.0
Owner-occupied commercial
  real estate                              67.5         72.8        79.6        97.2        106.3
Real estate investor/developer
  Commercial mortgage                      70.6         92.0        97.4       116.5        133.6
  Construction and other                   20.9         24.9        25.0        41.3         36.3
    Total investor/developer               91.5        116.9       122.4       157.8        169.9
Consumer
  Residential mortgage                     48.8         61.2        71.7        71.0         73.9
  Home equity                               8.2          9.2         8.7         9.3          9.6
  Installment and other                     8.6          4.9         5.5         7.3          8.7
    Total consumer                         65.6         75.3        85.9        87.6         92.2
    Total                           $     285.2  $     328.6  $    372.9  $    437.3  $     492.4

      F-16                                                                24

CHANGES IN NONACCRUING LOANS

The changes in the Corporation's nonaccruing loans are summarized below:

                                                               Quarter ended
                                       Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                           1994         1994         1993        1993        1993
Balance at beginning of period      $     328.6  $     372.9  $    437.3  $    492.4  $     716.5
New nonaccruing loans                      65.4         49.7        59.3        76.8        105.2
Decreases in nonaccruing loans
  Sales                                     5.8                                              80.9
  Payments                                 34.2         33.4        60.7        45.3         96.5
  Returns to accruing loans                12.3          9.9        20.2        36.8         45.8
  Transfers to restructured loans           1.4                      4.6         2.2          0.6
  Transfers to foreclosed properties        2.6          5.0         2.8         3.2          4.4
  Charge-offs                              52.5         45.7        35.4        44.4        101.1
    Total                                 108.8         94.0       123.7       131.9        329.3
Balance at end of period            $     285.2  $     328.6  $    372.9  $    437.3  $     492.4


PROVISION AND RESERVE FOR CREDIT LOSSES

                                                               Quarter ended
                                       Jun 30       Mar 31       Dec 31      Sep 30      Jun 30
(in millions)                           1994         1994         1993        1993      1993 (1)
Reserve for credit losses at
  beginning of period               $     638.5  $     669.2  $    694.1  $    725.6  $     870.3
Provision charged to operations             ---          3.0        10.2        11.3         16.4
Loans charged off:
  Commercial and industrial                 6.0          8.3        12.7        11.7         18.6
  Owner-occupied commercial
    real estate                             3.0          5.5         8.9         8.1         23.3
  Real estate investor/developer
  Commercial mortgage                      20.8         11.6        11.3        14.3         84.0
  Construction and other                    2.6          1.4         3.4         5.0         26.5
    Total investor/developer               23.4         13.0        14.7        19.3        110.5
  Consumer
  Residential mortgage                     12.8         14.2         7.8         9.9         16.7
  Home equity                              12.0          1.8         1.2         1.0          1.4
  Installment and other                     3.3          2.9         7.7         3.9          4.0
    Total consumer                         28.1         18.9        16.7        14.8         22.1
    Total loans charged off                60.5         45.7        53.0        53.9        174.5
Recoveries on loans charged off:
  Commercial and industrial                 3.9          4.0        10.6         5.0          4.4
  Owner-occupied commercial
    real estate                             0.6          1.2         1.5         2.1          2.5
  Real estate investor/developer            1.2          1.1         2.9         1.3          3.4
  Consumer                                  6.1          5.7         2.9         2.7          3.1
    Total recoveries                       11.8         12.0        17.9        11.1         13.4
Net loans charged off                      48.7         33.7        35.1        42.8        161.1
Reserve for credit losses at
  end of period                     $     589.8  $     638.5  $    669.2  $    694.1  $     725.6


(1) Includes $108.6 million of charge-offs for the quarter ended June 30, 1993 relating to the bulk sale of nonaccruing loans.

      F-17                                                                25

COMMERCIAL AND INDUSTRIAL LOANS - BY INDUSTRY SECTOR

                                                        June 30, 1994            Charge-offs
                                                     Loans                     Second      Year to
(in millions)                                     outstanding  Nonaccruing     quarter       date
Manufacturing                                    $   1,342.0  $     19.3  $      0.2  $       3.5
Communications                                       1,238.8         4.9
Finance, insurance and
  real estate                                        1,018.7         4.9         0.3          2.3
Services                                               808.5         6.7         0.1          0.8
Wholesale                                              553.5         9.2
Retail                                                 411.6         3.8         0.3          1.3
Other                                                  619.6        11.8         5.1          6.4
  Total                                          $   5,992.7  $     60.6  $      6.0  $      14.3


OWNER-OCCUPIED COMMERCIAL REAL ESTATE LOANS - BY INDUSTRY SECTOR

                                                        June 30, 1994            Charge-offs
                                                     Loans                     Second      Year to
(in millions)                                     outstanding  Nonaccruing     quarter       date
Services                                         $     375.4  $      5.9  $      0.3  $       0.6
Finance, insurance and
  real estate                                          281.8        18.8         0.7          2.7
Manufacturing                                          191.5         8.4                      0.5
Retail                                                 170.9        17.7         0.8          1.9
Wholesale                                              104.8         2.9                      0.1
Communications                                          40.5         1.3                      0.2
Other                                                  242.2        12.5         1.2          2.5
  Total                                          $   1,407.1  $     67.5  $      3.0  $       8.5


REAL ESTATE INVESTOR/DEVELOPER LOANS - BY PROJECT

                                                        June 30, 1994            Charge-offs
                                                     Loans                     Second      Year to
(in millions)                                     outstanding  Nonaccruing     quarter       date
Offices                                          $     261.1  $     18.1  $      2.1  $       3.8
Apartment/rental                                       253.6        13.5         2.1          3.5
Retail                                                 241.2         6.4         0.9          1.3
Mixed use                                              183.7        11.7         2.8          3.7
Industrial                                             131.8         9.7         3.1          4.7
Special purposes                                        50.3         3.4         0.6          1.1
Research and development space                          43.5
Land                                                    32.4        11.3         1.2          1.6
Residential developers
  Condominium                                           40.7         1.7                      0.9
  Single family                                         26.9         4.0         0.1          0.1
Hotels, resorts, inns                                   22.4         0.1         0.3          0.4
Other                                                  324.3        11.6        10.2         15.3
  Total                                          $   1,611.9  $     91.5  $     23.4  $      36.4


      F-18                                                                26

CONSUMER LOANS - BY TYPE

                                                        June 30, 1994            Charge-offs
                                                     Loans                     Second      Year to
(in millions)                                     outstanding  Nonaccruing     quarter       date
Residential mortgages                            $   5,474.0  $     48.8  $     12.8  $      27.0
Home equity lines                                    1,149.4         6.5         1.5          2.0
Indirect automobile                                    731.0         5.9         1.2          2.6
Home equity loans                                      304.6         1.7        10.5         11.8
Direct installment                                     581.3         0.6         0.4          0.7
Other                                                   77.1         2.1         1.7          2.9
  Total                                          $   8,317.4  $     65.6  $     28.1  $      47.0


TEN LARGEST NONACCRUING LOANS AS OF JUNE 30, 1994

Loan Type                                                                              (in millions)
Real estate investor/developer:  mixed use                                            $       6.5
Commercial:  service                                                                          6.4
Commercial:  manufacturing                                                                    6.2
Real estate investor/developer:  office, mixed use                                            4.5
Real estate investor/developer:  office                                                       4.1
Owner-occupied commercial real estate:  industrial use                                        3.3
Commercial:  wholesale                                                                        3.0
Real estate investor/developer:  retail, industrial use                                       2.6
Commercial:  communications, real estate                                                      2.4
Owner-occupied commercial real estate:  retail                                                2.2
  Total                                                                               $      41.2

      F-19                                                                27


CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                            Three months ended               Three months ended
                                              June 30, 1994                    March 31, 1994
                                         Average              Average     Average              Average
(in millions)                            balance   Interest    rate       balance   Interest    rate

ASSETS
Loans                                   $ 17,674  $   320.7    7.27 %    $ 17,170  $   301.5    7.09 %
Securities
  Available for sale, at fair value        2,615       39.9    6.09         2,960       44.1    5.73
  At lower of aggregate cost or
    fair value
  Held to maturity                         7,743      107.2    5.54         7,486      103.3    5.61
Residential mortgages held for sale          168        2.9    6.92           312        5.4    6.90
Short-term investments
  Time deposits in other banks               215        2.1    3.96           172        1.5    3.62
  Federal funds sold and securities
  purchased under agreements to resell       146        1.6    4.30           169        1.3    3.19
Trading account securities                    21        0.2    4.55            17        0.2    4.52
    Total interest-earning assets         28,582      474.6    6.65        28,286      457.3    6.51
Reserve for credit losses                   (633)                            (668)
Cash and due from banks                    1,464                            1,551
Other assets                               1,696                            1,584
    Total assets                        $ 31,109                         $ 30,753

LIABILITIES
Savings, money market and
  NOW accounts                          $  8,827       38.2    1.74 %    $  8,842       37.4    1.71 %
Time certificates of deposit
  of $100 thousand or more                   531        7.0    5.31           476        4.7    4.05
Domestic time deposits                     4,352       43.0    3.96         4,259       42.0    4.00
Foreign time deposits                        255        2.4    3.79           202        1.6    3.10
    Total interest-bearing deposits       13,965       90.6    2.60        13,779       85.7    2.52
Federal funds purchased and securities
  sold under agreements to repurchase      8,000       78.0    3.91         8,003       63.9    3.24
Other borrowings                           1,101       17.4    6.35         1,289       16.2    5.11
    Total other borrowings                 9,101       95.4    4.21         9,292       80.1    3.50
Notes and debentures                       1,108       19.9    7.17           760       16.1    8.48
    Total interest-bearing liabilities    24,174      205.9    3.42        23,831      181.9    3.09
Demand deposits                            4,457                            4,540
Other liabilities                            278                              264
    Total liabilities                     28,909                           28,635
Shareholders' equity                       2,200                            2,118
    Total liabilities and
      shareholders' equity              $ 31,109                         $ 30,753

Net interest income
  (tax-equivalent basis)                              268.7    3.76                    275.4    3.91
Less tax-equivalent adjustment                          3.0                              2.9
Net interest income                               $   265.7                        $   272.5

      F-20                                                                28



CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                             Three months ended            Three months ended
                                              December 31, 1993             September 30, 1993
                                         Average              Average  Average              Average
(in millions)                            balance   Interest    rate    balance   Interest    rate

ASSETS
Loans                                   $ 17,124  $   310.0    7.19 % $ 17,077  $   312.3    7.29 %
Securities
  Available for sale, at fair value
  At lower of aggregate cost or
    fair value                             4,374       62.7    5.79      3,877       58.9    6.16
  Held to maturity                         6,004       84.2    5.56      5,537       82.6    5.91
Residential mortgages held for sale          351        6.1    6.86        412        7.3    7.13
Short-term investments
  Time deposits in other banks                14        0.1    2.98         36        0.2    2.96
  Federal funds sold and securities
  purchased under agreements to resell       341        2.6    3.04        401        3.2    3.14
Trading account securities                    43        0.5    4.49         43        0.4    3.81
    Total interest-earning assets         28,251      466.2    6.57     27,383      464.9    6.77
Reserve for credit losses                   (696)                         (724)
Cash and due from banks                    1,576                         1,522
Other assets                               1,496                         1,580
    Total assets                        $ 30,627                      $ 29,761

LIABILITIES
Savings, money market and
  NOW accounts                          $  8,990       39.2    1.84 % $  9,062       42.6    1.90 %
Time certificates of deposit
  of $100 thousand or more                   465        5.1    4.38        518        6.2    4.76
Domestic time deposits                     4,463       46.3    4.11      4,688       47.9    4.05
Foreign time deposits                        271        2.1    3.01        205        1.6    3.00
    Total interest-bearing deposits       14,189       92.7    2.59     14,473       98.3    2.70
Federal funds purchased and securities
  sold under agreements to repurchase      7,500       55.0    2.91      6,973       54.8    3.12
Other borrowings                           1,253       18.4    5.83        855       16.6    7.68
    Total other borrowings                 8,753       73.4    3.33      7,828       71.4    3.62
Notes and debentures                         815       17.3    8.47        874       18.4    8.43
    Total interest-bearing liabilities    23,757      183.4    3.07     23,175      188.1    3.22
Demand deposits                            4,612                         4,436
Other liabilities                            275                           275
    Total liabilities                     28,644                        27,886
Shareholders' equity                       1,983                         1,875
    Total liabilities and
    shareholders' equity                $ 30,627                      $ 29,761

Net interest income
  (tax-equivalent basis)                              282.8    3.99                 276.8    4.05
Less tax-equivalent adjustment                          3.1                           3.6
Net interest income                               $   279.7                     $   273.3

      F-21                                                                29

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                             Three months ended
                                               June 30, 1993
                                         Average              Average
(in millions)                            balance   Interest    rate

ASSETS
Loans                                   $ 17,227  $   315.3    7.32 %
Securities
  Available for sale, at fair value
  At lower of aggregate cost or
    fair value                             3,341       56.9    6.92
  Held to maturity                         5,339       80.0    5.94
Residential mortgages held for sale          427        7.8    7.35
Short-term investments
  Time deposits in other banks                38        0.3    2.97
  Federal funds sold and securities
  purchased under agreements to resell       416        2.1    3.04
Trading account securities                    35        0.4    7.86
    Total interest-earning assets         26,823      463.8    6.93
Reserve for credit losses                   (859)
Cash and due from banks                    1,474
Other assets                               1,695
    Total assets                        $ 29,133

LIABILITIES
Savings, money market and
  NOW accounts                          $  9,057       45.2    2.16 %
Time certificates of deposit
  of $100 thousand or more                   534        6.3    4.73
Domestic time deposits                     5,046       55.7    4.43
Foreign time deposits                        120        0.9    2.90
    Total interest-bearing deposits       14,757      108.1    2.94
Federal funds purchased and securities
  sold under agreements to repurchase      6,404       49.7    3.12
Other borrowings                             690       14.6    8.44
    Total other borrowings                 7,094       64.3    3.64
Notes and debentures                         859       18.5    8.60
    Total interest-bearing liabilities    22,710      190.9    3.37
Demand deposits                            4,346
Other liabilities                            290
    Total liabilities                     27,346
Shareholders' equity                       1,787
    Total liabilities and
    shareholders' equity                $ 29,133

Net interest income
  (tax-equivalent basis)                              272.9    4.07
Less tax-equivalent adjustment                          3.5
Net interest income                               $   269.4

      F-22                                                                30

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                Three months ended            Six months ended
                                                      June 30                      June 30
(in thousands, except per share data)           1994          1993            1994           1993

INTEREST AND DIVIDEND INCOME
Loans                                    $     319,492  $    313,856  $     619,866  $     623,138
Securities
  Available for sale, at fair value             38,083                       80,409
  At lower of aggregate cost or fair value                    56,176                       115,916
  Held to maturity                             107,199        78,545        210,480        139,404
Residential mortgages held for sale              2,916         7,841          8,301         16,267
Federal funds sold and securities purchased
  under agreements to resell                     1,569         3,154          2,830          6,799
Interest-bearing deposits in other banks         2,148           283          3,677            472
Trading account securities                         234           439            432            673
    Total                                      471,641       460,294        925,995        902,669
INTEREST EXPENSE
Deposits                                        90,600       108,159        176,268        229,985
Other borrowings                                95,440        64,297        175,519        117,667
Notes and debentures                            19,859        18,458         35,971         36,357
    Total                                      205,899       190,914        387,758        384,009
NET INTEREST INCOME                            265,742       269,380        538,237        518,660
Provision for credit losses                                   16,368          3,000         34,497
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                  265,742       253,012        535,237        484,163
NONINTEREST INCOME
Customer service fees                           48,844        46,432         97,317         93,368
Trust and agency fees                           29,065        28,766         58,482         57,393
Securities gains (losses), net                                 2,216           (768)         8,463
Other                                           15,998        27,242         27,600         54,021
    Total                                       93,907       104,656        182,631        213,245
NONINTEREST EXPENSES
Compensation and benefits                      122,604       124,850        248,395        247,963
Occupancy and equipment                         38,113        41,014         77,831         84,749
Merger related charges                         100,900                      100,900
Restructuring charges                           39,800                       39,800         36,319
Foreclosed properties provision and
  expense                                        3,375        23,185          9,105         79,100
Other                                           73,882        80,201        144,473        172,677
    Total                                      378,674       269,250        620,504        620,808
INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES      (19,025)       88,418         97,364         76,600
Income taxes (benefit)                            (356)       24,447         38,759         22,571
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                        (18,669)       63,971         58,605         54,029
Cumulative effect of changes in methods
of accounting                                                                               46,200
NET INCOME (LOSS)                        $     (18,669) $     63,971  $      58,605  $     100,229
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHARES                          $     (22,528) $     60,104  $      50,887  $      92,495
COMMON SHARE DATA
  Income (loss) before cumulative effect
    of accounting changes                $       (0.19) $       0.54  $        0.43  $        0.41
  Net income (loss)                              (0.19)         0.54           0.43           0.83
  Weighted average shares outstanding          118,445       112,142        118,136        111,865

The accompanying notes are an integral part of these financial statements.
      F-23                                                                31

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (unaudited)

                                                                            June 30      December 31
(in thousands)                                                               1994           1993

ASSETS
Cash and due from banks                                               $   1,320,192  $   1,539,690
Interest-bearing deposits in other banks                                    247,406         13,252
Federal funds sold and securities purchased
  under agreements to resell                                                477,300         71,500
Trading account securities                                                   30,377         19,625
Residential mortgages held for sale                                         338,973        472,450
Securities
  Available for sale, at fair value                                       1,793,440      3,189,616
  Held to maturity
    (fair value $7,822,281 and $7,228,796)                                8,052,907      7,152,326
Loans, less reserve for credit
  losses of $589,802 and $669,156                                        16,739,327     16,928,532
Premises and equipment                                                      328,609        332,960
Foreclosed properties                                                        42,482         64,518
Customers' acceptance liability                                              37,950         13,747
Other assets                                                              1,283,379      1,304,589
  Total assets                                                        $  30,692,342  $  31,102,805

LIABILITIES
Deposits
  Demand                                                              $   4,610,188  $   4,755,036
  Savings, money market and NOW accounts                                  9,105,152      8,976,640
  Domestic time                                                           5,273,755      4,763,463
  Foreign time                                                              324,498        246,740
    Total deposits                                                       19,313,593     18,741,879
Other borrowings                                                          7,311,494      9,282,951
Acceptances outstanding                                                      37,950         13,747
Accrued expenses and other liabilities                                      352,114        202,916
Notes and debentures                                                      1,608,868        758,941
  Total liabilities                                                      28,624,019     29,000,434

SHAREHOLDERS' EQUITY
Preferred stock, without par value
  Authorized - 10,000,000 shares
  Outstanding - 1,263,700 and 1,275,000 shares                              178,185        178,750
Preferred stock, $.01 par value
  Authorized - 193,000 shares
  Outstanding - 170,073 shares                                                              15,215
Common stock, $.01 par value
  Authorized - 150,000,000 shares
  Issued - 118,620,552 and 117,550,211 shares                                 1,186          1,176
Surplus                                                                   1,255,538      1,237,177
Retained earnings                                                           662,781        658,607
Net unrealized gain (loss) on securities available for sale                 (29,331)        13,789
Treasury stock, common stock at cost (1,544 and 106,487 shares)                 (36)        (2,343)
  Total shareholders' equity                                              2,068,323      2,102,371
  Total liabilities and shareholders' equity                          $  30,692,342  $  31,102,805

The accompanying notes are an integral part of these financial statements.
      F-24                                                                32


SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

                                                                              Six months ended
                                                                                  June 30
(in thousands)                                                               1994           1993
SHAREHOLDERS' EQUITY at beginning of period, as restated              $   2,102,371  $   1,731,543

PREFERRED STOCK
Purchase of preferred stock (11,300 shares)                                    (565)
Redemption of preferred stock (170,073 and 137,000 shares)                  (15,215)       (12,256)

COMMON STOCK, $.01 par value
Shares issued under Dividend Reinvestment
  and Stock Purchase Plans (720,623 shares)                                       7
Shares issued under stock option and employee
  benefit plans (349,718 and 190,426 shares)                                      3              2

SURPLUS
Additional proceeds from:
  Shares issued under Dividend Reinvestment
    and Stock Purchase Plans                                                 15,162
  Shares issued under stock option
    and employee benefit plans                                                3,199          1,601

RETAINED EARNINGS
Net income                                                                   58,605        100,229
Cash dividends declared by the Corporation on:
  Preferred stock                                                            (7,718)        (7,734)
  Common stock                                                              (42,908)       (18,679)
Cash dividends declared by merged companies prior to mergers                 (1,143)        (2,180)
Restricted stock awards                                                         629            278
Reissuance of common stock from treasury                                       (177)        (8,615)
Redemption of preferred stock                                                (3,114)        (1,085)

NET UNREALIZED GAIN (LOSS) ON SECURITIES
Unrealized depreciation on securities available for sale                    (43,120)
Unrealized appreciation on securities at lower of
  aggregate cost or fair value                                                              13,869

TREASURY STOCK
Purchase of common stock (66,584 and 5,235 shares)                           (1,558)          (111)
Reissuance of common stock under
  Dividend Reinvestment and Stock Purchase Plans
  (171,527 and 989,837 shares)                                                3,865         28,420
SHAREHOLDERS' EQUITY at end of period                                 $   2,068,323  $   1,825,282

The accompanying notes are an integral part of these financial statements.
      F-25                                                                33



SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                                                 Six months ended
                                                                                     June 30
(in thousands)                                                                 1994           1993

OPERATING ACTIVITIES
Net income                                                            $      58,605  $     100,229
Adjustments to reconcile net income to cash
    provided by operating activities:
  Cumulative effect of changes in methods of accounting                                    (46,200)
  Provision for credit losses                                                 3,000         34,497
  Provision for foreclosed properties                                         2,929         58,766
  Provision for merger and restructuring charges                            140,700         36,319
  Depreciation, amortization and other                                       53,588         59,773
  Gains from the sale of loans, premises and equipment
    and other assets                                                         (9,210)       (12,258)
  Decrease in securities reported at the lower of
    aggregate cost or fair  value                                                          422,884
  Increase in trading account securities                                    (10,752)       (19,601)
  Decrease (increase) in residential mortgages held for sale                377,477        (56,957)
  Decrease (increase) in other assets and accrued expenses
    and other liabilities                                                    39,073        (15,423)
CASH PROVIDED BY OPERATING ACTIVITIES                                       655,410        562,029

FINANCING ACTIVITIES
Increase (decrease) in total deposits                                       571,714     (1,122,353)
Increase (decrease) in other borrowings                                  (1,971,457)     2,331,220
Proceeds from issuances of bank notes                                       850,000
Proceeds from issuance of subordinated notes                                               149,700
Principal payments on notes and debentures                                     (188)       (85,941)
Proceeds from issuances of common stock                                      22,059         21,408
Purchases of common and preferred stock                                     (20,452)       (13,452)
Cash dividends paid                                                         (48,792)       (18,555)
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               (597,116)     1,262,027

INVESTING ACTIVITIES
Decrease (increase) in short-term investments                              (639,954)       252,761
Proceeds from sales of securities available for sale                      2,449,689
Maturities of securities available for sale                                 463,048
Purchases of securities available for sale                               (1,863,600)
Maturities of securities held to maturity                                   914,461        882,406
Proceeds from sales of securities held to maturity                                         736,104
Purchases of securities held to maturity                                 (1,549,977)    (3,861,372)
Proceeds from sales of loans                                                 13,112        469,290
Purchases of loans                                                         (243,890)      (228,290)
Loans originated less principal collected                                   167,908       (456,606)
Purchases of premises and equipment and other assets                        (20,397)       (16,792)
Proceeds from the sale of premises and equipment
  and other assets                                                           31,808         61,127
CASH USED BY INVESTING ACTIVITIES                                          (277,792)    (2,161,372)

DECREASE IN CASH AND DUE FROM BANKS                                        (219,498)      (337,316)
Cash and due from banks at beginning of period                            1,539,690      1,463,728
CASH AND DUE FROM BANKS AT END OF PERIOD                              $   1,320,192  $   1,126,412

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                         $     397,316  $     389,736
Income taxes paid                                                     $      32,715  $      16,059

The accompanying notes are an integral part of these financial statements.
      F-26                                                                34

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Shawmut National Corporation and its subsidiaries (the Corporation). These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Corporation's financial position and results of operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1993 Annual Report on Form 10-K as restated to give effect to the acquisitions further discussed in "Note 2 - Acquisitions".


NOTE 2 - ACQUISITIONS

The Corporation completed its acquisitions of the following banking organizations during the second quarter of 1994:

                                                                             Common
                                                          Assets at          shares        Exchange
(in thousands, except exchange ratio)                    March 31, 1994      issued          ratio
Peoples Bancorp of Worcester, Inc. (Peoples) -
  (May 23, 1994)                                        $    870,673          8,320          2.444
New Dartmouth Bank (New Dartmouth) -
  (June 6, 1994)                                        $  1,724,458          6,430         15.157
Gateway Financial Corporation (Gateway) -
  (June 27, 1994)                                       $  1,259,563          7,421          0.559

These acquisitions were accounted for as poolings of interests and as such are reflected in the consolidated financial statements as though the Corporation, Peoples, New Dartmouth and Gateway had been combined as of the beginning of the earliest period presented.

Merger related charges of $100.9 million were recorded to reflect the integration of these acquisitions during the second quarter of 1994. The merger related charges include $18.9 million for severance and benefits costs for workforce reductions; $39.4 million for the closure of duplicative branches and facilities and cancellation of vendor contracts; $11.1 million for financial advisory, legal and accounting expenses; and $7.0 million for losses on the accelerated sales of foreclosed properties. In addition, the sales of securities and anticipated disposition of residential loans of the acquired entities to maintain an interest rate risk profile consistent with that of the Corporation resulted in losses of $12.5 million and $12.0 million, respectively.

Net interest income and net income, as previously reported, for the three months ended March 31, 1994 and 1993 and the three and six months ended June 30, 1993 are restated below:

                                              Three months      Three months     Three months    Six months
                                                 ended             ended             ended          ended
(in thousands)                               March 31, 1994    March 31, 1993   June 30, 1993   June 30, 1993
Net interest income:
  Peoples                                   $       9,484      $      9,069    $       9,334   $      18,403
  New Dartmouth                                    16,685            16,404           15,267          31,671
  Gateway                                          11,576            11,600           11,659          23,259
  The Corporation, as previously reported         234,750           212,207          233,120         445,327
    Combined                                $     272,495      $    249,280    $     269,380   $     518,660

Net income (loss):
  Peoples                                   $       2,521      $      2,676    $       2,969   $       5,645
  New Dartmouth                                     4,079             4,829            4,559           9,388
  Gateway                                           3,869              (969)             181            (788)
  The Corporation, as previously reported          66,805            29,722           56,262          85,984
    Combined                                $      77,274      $     36,258    $      63,971   $     100,229

      F-27                                                                35

NOTE 3 - SECURITIES

A summary of the amortized cost and fair value of securities classified as available for sale at June 30, 1994 and December 31, 1993 is as follows:

                                                 June 30, 1994                December 31, 1993
                                              Amortized        Fair        Amortized        Fair
(in thousands)                                  cost          value          cost           value
U.S. Government and agency securities
  U.S. Treasury                          $     869,539  $    837,016  $   1,695,536  $   1,693,153
  Mortgage backed                              229,815       237,652        730,321        756,253
Corporate mortgage backed and other
  securities                                   436,458       418,923        488,286        486,877
Equity securities                              302,618       299,712        254,194        253,179
State and municipal obligations                    135           137            142            154
    Total                                $   1,838,565  $  1,793,440  $   3,168,479  $   3,189,616

The amortized cost of securities classified as available for sale exceeded fair value by approximately $45.1 million at June 30, 1994, consisting of unrealized losses of approximately $58.2 million and unrealized gains of approximately $13.1 million. Included as a separate component of shareholders' equity were net unrealized losses of $29.3 million and net unrealized gains of $13.8 million on securities classified as available for sale at June 30, 1994 and December 31, 1993, respectively. These net unrealized losses and gains are net of income tax effects of $15.8 million and $7.3 million, respectively.

The amortized cost and fair value of securities classified as held to maturity at June 30, 1994 and December 31, 1993 are summarized as follows:

                                                 June 30, 1994                December 31, 1993
                                             Amortized        Fair        Amortized        Fair
(in thousands)                                 cost          value          cost           value
U.S. Government and agency securities
  Mortgage backed                        $   3,736,249  $  3,636,733  $   3,332,189  $   3,392,224
  U.S. Treasury                              1,953,781     1,871,947      1,713,534      1,709,539
Asset backed and other securities            2,362,877     2,313,601      2,106,603      2,127,033
    Total                                $   8,052,907  $  7,822,281  $   7,152,326  $   7,228,796

The amortized cost of securities classified as held to maturity exceeded fair value by approximately $230.6 million at June 30, 1994, consisting of unrealized losses of approximately $234.8 million and unrealized gains of approximately $4.2 million.

As part of the acquisitions completed during the second quarter of 1994, certain securities previously classified as held to maturity by the acquired entities were transferred to securities classified as available for sale and certain securities classified as available for sale were sold in order to maintain the Corporation's interest rate risk profile. The net loss recognized upon the sale of these securities of $12.5 million is included in merger related charges. The amortized cost and fair value of the securities transferred from the held to maturity category to available for sale were $112.1 million and $106.9 million, respectively. Also, securities previously classified as available for sale by the acquired entities, with a fair value of $377.5 million, were transferred to securities classified as held to maturity.

The proceeds from sales of the securities classified as available for sale, inclusive of certain securities previously classified as held to maturity by the acquired entities, were $264.0 million, which resulted in gross realized losses of $14.7 million and gross realized gains of $2.2 million.

      F-28                                                                36

NOTE 4 - LOANS

The components of loans at June 30, 1994 and December 31, 1993, net of unearned income of $11.8 million and $12.8 million, respectively, are summarized below:

                                                                           June 30,     December 31,
(in thousands)                                                               1994           1993
Commercial and industrial                                             $   5,992,658  $   6,393,501
Owner-occupied commercial real estate                                     1,407,089      1,492,820
Real estate investor/developer
  Commercial mortgage                                                     1,461,016      1,526,457
  Construction and other                                                    150,887        160,740
    Total investor/developer                                              1,611,903      1,687,197
Consumer
  Residential mortgage                                                    5,473,992      5,325,904
  Home equity                                                             1,609,955      1,637,773
  Installment and other                                                   1,233,532      1,060,493
    Total consumer                                                        8,317,479      8,024,170
    Total                                                                17,329,129     17,597,688
Less reserve for credit losses                                              589,802        669,156
    Total                                                             $  16,739,327  $  16,928,532

In connection with the acquisitions completed during the second quarter of 1994, fixed-rate residential mortgage loans with a carrying amount of approximately $244.0 million were transferred to residential mortgages held for sale in anticipation of disposition during the third quarter of 1994. The Corporation recognized a loss of $12.0 million to record these loans at the lower of cost or market value, which is included in merger related charges.

Loans totaling $7.6 million and $32.6 million were transferred to foreclosed properties during the six months ended June 30, 1994 and 1993, respectively.

NOTE 5 - OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The components of other assets at June 30, 1994 and December 31, 1993 are presented below:

                                                                           June 30,     December 31,
(in thousands)                                                               1994           1993
Receivable for securities sold                                        $      89,047  $     219,111
Net deferred income taxes                                                   217,204        200,871
Accrued interest income                                                     178,135        171,084
Cash surrender value of life insurance                                      153,590
Prepaid pension expense                                                     125,941        128,302
Goodwill and other intangibles                                              118,516        109,671
Other                                                                       400,946        475,550
  Total                                                               $   1,283,379  $   1,304,589

      F-29                                                                37

The components of accrued expenses and other liabilities at June 30, 1994 and December 31, 1993 are presented below:

                                                                            June 30,     December 31,
(in thousands)                                                                1994           1993
Accrued interest expense                                              $      61,329  $      70,887
Accrued dividends payable                                                    27,067         24,090
Accrued postemployment benefits expense                                       9,584          8,400
Accrued postretirement health care and life
  insurance benefits expense                                                 11,292          8,057
Accrued restructuring expenses                                               38,028          6,854
Accrued merger expenses                                                      57,380
Payable for securities purchased                                             52,593             83
Other                                                                        94,841         84,545
  Total                                                               $     352,114  $     202,916

NOTE 6 - NOTES AND DEBENTURES

The Corporation's notes and debentures at June 30, 1994 and December 31, 1993 are summarized below:

                                                                           June 30,     December 31,
(in thousands)                                                               1994           1993
Floating rate senior notes due April 15, 1996                         $     250,000
Floating rate senior notes due June 21, 1995                                200,000
5.50% senior notes due June 30, 1995                                        200,000
9.85% subordinated capital notes due June 1, 1999, net of discount          149,923  $     149,915
8 7/8% notes due April 1,1996, net of discount                              149,818        149,769
7.20% subordinated notes due April 15, 2003, net of discount                149,735        149,720
8 5/8% subordinated notes due December 15, 1999, net of discount            149,710        149,684
Floating rate senior notes due March 24, 1995                               100,000
Floating rate senior notes due June 14, 1995                                100,000
8 1/8% notes due February 1, 1997, net of discount                           99,898         99,880
Floating rate subordinated notes due February 14, 1997                       50,000         50,000
Other                                                                         9,784          9,973
  Total                                                               $   1,608,868  $     758,941

      F-30                                                                38


NOTE 7 - OTHER NONINTEREST INCOME AND NONINTEREST EXPENSES

The components of other noninterest income for the three and six months ended June 30, 1994 and 1993 were as follows:

                                                Three months ended              Six months ended
                                                     June 30,                       June 30,
(in thousands)                                  1994           1993           1994           1993
Loan servicing                           $      10,530  $      4,837  $      15,033  $      11,200
Trading account profits                          1,297         1,829          2,462          3,640
Foreign exchange trading profits (losses)       (1,117)         (142)        (1,832)            (3)
Residential mortgage sales gains                    87         7,106          1,052         19,583
FDIC assistance                                                6,957                         8,109
Other                                            5,201         6,655         10,885         11,492
  Total                                  $      15,998  $     27,242  $      27,600  $      54,021

The components of noninterest expenses for the three and six months ended June 30, 1994 and 1993 were as follows:

                                                 Three months ended           Six months ended
                                                     June 30,                     June 30,
(in thousands)                                  1994           1993          1994           1993
Compensation                             $     100,061  $    102,159  $     202,217  $     203,666
Benefits                                        22,543        22,691         46,177         44,697
  Total                                  $     122,604  $    124,850  $     248,395  $     247,963

Occupancy                                $      24,966  $     26,277  $      51,330  $      53,811
Equipment                                       13,147        14,737         26,501         30,938
  Total                                  $      38,113  $     41,014  $      77,831  $      84,749

Foreclosed properties
  Provision                              $         884  $     13,509  $       2,929  $      58,766
  Expense                                        2,491         9,676          6,176         20,334
    Total                                $       3,375  $     23,185  $       9,105  $      79,100

Federal Deposit Insurance Corporation
  premiums                               $      11,142  $     13,252  $      22,912  $      27,189
Communications                                  10,147        11,903         20,547         23,676
Advertising                                      6,593         4,751         11,071         11,624
Excess servicing writedowns                                                                 14,150
Other                                           46,000        50,295         89,943         96,038
  Total                                  $      73,882  $     80,201  $     144,473  $     172,677

      F-31                                                                39