Form 10-Q
period 1994-09-30
SHAWMUT NATIONAL CORP
filed 1994-11-03
CIK 823393

THIRD QUARTER 1994
       ____________________________________________________________________
       ____________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

            xQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1994

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

       120,320,301 shares of the registrant's common stock, par value $0.01, were outstanding as of October 26, 1994.
       _____________________________________________________________________

       Page # of pages:  39
       The Exhibits Index, filed as a part of this report, appears on page 1.
       _____________________________________________________________________
       _____________________________________________________________________


FINANCIAL SUMMARY
                                              September 30      September 30
(Dollars in Millions, Except Per Share Data)          1994              1993

Three Months Ended
Net income                                      $     85.3        $     82.6
Return on average assets                              1.09 %            1.10 %
Return on average common equity                      16.52             18.60
Net interest margin (tax-equivalent basis)            3.78              4.05
Efficiency ratio                                     62.75             66.92

Per Common Share
Net income                                      $     0.68        $     0.69
Dividends declared                                    0.20              0.10
Common shareholders' equity                          16.32             15.04

Period End
Loans                                           $   17,736        $   17,561
Reserve for credit losses                              568               694
Assets                                              31,352            30,860
Deposits                                            19,519            18,866
Total shareholders' equity                           2,129             1,943
Common shareholders' equity to total assets           6.22 %            5.67 %
Tier 1 capital ratio                                  8.47              8.39

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX
                                                                                    Page
Part I - Financial Information

Management's Discussion and Analysis of Financial Condition and Results of
  Operations (Item 2)                                                                 2
Financial Statements (Item 1):
    Consolidated Statement of Income                                                  21
    Consolidated Balance Sheet                                                        22
    Consolidated Statement of Changes in Shareholders' Equity                         23
    Consolidated Statement of Cash Flows                                              24
    Notes to Consolidated Financial Statements                                        25
Selected Statistical Information:
    Consolidated Average Balance Sheet, Net Interest Income and
      Interest Rates                                                                  30

Part II - Other Information
Legal Proceedings (Item 1)                                                            33
Other Information (Item 5)                                                            33
Exhibits and Reports on Form 8-K (Item 6)                                             33
Signatures                                                                            35
Exhibit 12 - Computation of ratio of Earnings to Fixed Charges                        36
Exhibit 27 - Financial Data Schedule                                                  37
Exhibit 99.1 - Shawmut National Corporation's press release dated
               September 30, 1994                                                     38
Exhibit 99.2 - Shawmut National Corporation's press release dated
               September 30, 1994                                                     39


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Shawmut National Corporation (the Corporation) reported net income for the third quarter of 1994 of $85.3 million, or $.68 per common share, an increase of $2.7 million from the $82.6 million, or $.69 per common share, of net income reported in the third quarter of last year. Third quarter results in 1993 included $13.5 million, or $.12 per common share, of income tax benefits.

For the first nine months of 1994, net income was $143.9 million, or $1.12 per common share, compared with income before cumulative effect of accounting changes of $136.6 million, or $1.11 per common share for the comparable period of 1993. The results for the first nine months of 1994 include $140.7 million ($99.8 million after tax, or $.84 per common share) of merger and restructuring charges related to the costs to integrate three acquisitions completed during the second quarter of 1994 and the expansion of a cost management program as reported in the second quarter of 1994. Net income for the first nine months of 1993 included restructuring charges totaling $36.3 million primarily related to branch closings and personnel reductions, a $20.0 million provision for foreclosed properties related to the bulk sale of real estate loans and foreclosed properties and a $14.1 million write down in the value of excess servicing rights in various securitized loan portfolios. Also included in the results for the first nine months of 1993 is a credit of $52.8 million representing the cumulative effect of a change in accounting for income taxes and an after-tax charge of $6.6 million relating to the adoption of a new accounting standard for postemployment benefits. Net income for the first nine months of 1993 was $182.8 million, or $1.52 per common share.

Asset quality continued to improve as nonaccruing loans plus foreclosed properties decreased $139.4 million, or 32 percent, to $298.0 million at September 30, 1994 from $437.4 million at December 31, 1993. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties declined to 1.68 percent at September 30, 1994 from 2.48 percent at December 31, 1993.

The reserve for credit losses was $567.8 million at September 30, 1994, compared with $669.2 million at December 31, 1993. The ratio of the reserve for credit losses to nonaccruing loans was 214 percent at September 30, 1994, compared with 179 percent at December 31, 1993. Net charge-offs were $26.3 million for the third quarter of 1994, equal to an annualized rate of .60 percent of average loans outstanding, compared with $42.8 million of net charge-offs for the third quarter of 1993 and a rate of 1.00 percent of average loans outstanding. There was no provision for credit losses in the third quarter of 1994, compared with an $11.3 million provision in the third quarter of 1993.

Shareholders' equity increased $26.9 million to $2.1 billion, or 6.79 percent of total assets at September 30, 1994 from $2.1 billion, or 6.76 percent of total assets at December 31, 1993. The Corporation's and principal subsidiary banks' Risk-based capital and Leverage ratios exceeded the requirements for a well-capitalized financial institution at September 30, 1994.

The Corporation's common stock closed at $20.75 per share on September 30, 1994, representing 127 percent of the $16.32 book value per common share, compared with $21.75 per share and 134 percent of the $16.25 book value per common share at December 31, 1993.

All prior year data in this report, except dividends per share and common stock market prices, have been restated for the pooling of interests acquisitions of Peoples Bancorp of Worcester, Inc., New Dartmouth Bank and Gateway Financial Corporation, which occurred during the second quarter of 1994. The Corporation also completed its acquisitions of West Newton Savings Bank and Cohasset Savings Bank on September 30, 1994, which were accounted for as purchases and did not have a material effect on third quarter 1994 results of operations.

As previously discussed during the second quarter of 1994, the Corporation announced on June 13, 1994 the signing of a definitive agreement to acquire Northeast Federal Corp. of Hartford, Connecticut, with assets of
$3.3 billion at September 30, 1994. The transaction is expected to be completed in early 1995.

SUMMARY OF RESULTS OF OPERATIONS
                                                                Quarter ended
TAX-EQUIVALENT BASIS                      Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions, except per share data)        1994         1994         1994         1993         1993
Interest income                      $     492.8  $     474.6  $     457.3  $     466.2  $     464.9
Interest expense                           223.9        205.9        181.9        183.4        188.1
Net interest income                        268.9        268.7        275.4        282.8        276.8
Provision for credit losses                  ---          ---          3.0         10.2         11.3
Net interest income after provision
 for credit losses                         268.9        268.7        272.4        272.6        265.5
Noninterest income                          91.7         93.9         88.7         97.3        100.3
Merger related charges                                  100.9
Restructuring related charges                            39.8
Fair lending related charges                                                        3.5
Other noninterest expenses                 226.4        238.0        241.8        250.8        261.9
Income (loss) before income taxes          134.2        (16.1)       119.3        115.6        103.9
Tax-equivalent adjustment                    3.0          3.0          2.9          3.1          3.6
Income taxes (benefit)                      45.9         (0.4)        39.1        (33.7)        17.7
Net income (loss)                    $      85.3  $     (18.7) $      77.3  $     146.2  $      82.6

Return on average assets:
  Before merger, restructuring
   and other charges                        1.09 %       1.05 %       1.02 %       1.92 %       1.10 %
  Based on net income (loss)                1.09        (0.24)        1.02         1.89         1.10
Return on average common equity:
  Before merger, restructuring
   and other charges                       16.52        15.40        15.47        32.07        18.60
  Based on net income applicable
   to common shares                        16.52        (4.49)       15.47        31.57        18.60
Net interest margin                         3.78         3.76         3.91         3.99         4.05
Efficiency ratio                           62.75        65.37        65.72        64.50        66.92
Common share data:
  Net income (loss)                  $      0.68  $     (0.19) $      0.62  $      1.22  $      0.69
  Dividends declared                        0.20         0.20         0.20         0.20         0.10

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's tax-equivalent net interest income was $268.9 million for the third quarter of 1994, a decrease of $7.9 million, or 3 percent, from $276.8 million in the third quarter of 1993. The decrease in tax-equivalent net interest income reflects a higher level of interest-earning assets, primarily securities, offset by an increase in the Corporation's cost of funds, which outpaced the repricing of interest-earning assets. Average loans increased $439 million to $17.5 billion in the third quarter of 1994 from $17.1 billion in the comparable prior year period. Average securities increased $665 million to $10.1 billion in the third quarter of 1994 from $9.4 billion in the third quarter of 1993. The growth in the securities portfolio resulted from a strategy of maintaining balance sheet leverage as management continues to selectively adjust the composition of the loan portfolio toward higher-yielding lending products. This adjustment of the loan portfolio included the deliberate reduction of approximately $1.1 billion in money market priced commercial loans with narrow profit margins since December 31, 1993. An analysis of net interest income is presented below.

ANALYSIS OF NET INTEREST INCOME
                                                                Quarter ended
                                          Sep 30       Jun 30      Mar 31        Dec 31       Sep 30
(in millions)                               1994         1994        1994          1993         1993

INTEREST AND DIVIDEND INCOME
  (tax-equivalent basis)
Loans                                $     333.8  $     320.7  $     301.5  $     310.0  $     312.3
Securities
  Available for sale, at fair value         32.1         39.9         44.1
  At lower of aggregate cost or fair value                                         62.7         58.9
  Held to maturity                         115.5        107.2        103.3         84.2         82.6
Residential mortgages held for sale          5.3          2.9          5.4          6.1          7.3
Short-term investments                       5.9          3.7          2.8          2.7          3.4
Trading account securities                   0.2          0.2          0.2          0.5          0.4
  Total interest income                    492.8        474.6        457.3        466.2        464.9

INTEREST EXPENSE
Deposits                                   107.7         90.6         85.7         92.7         98.3
Other borrowings                            88.9         95.4         80.1         73.4         71.4
Notes and debentures                        27.3         19.9         16.1         17.3         18.4
  Total interest expense                   223.9        205.9        181.9        183.4        188.1
NET INTEREST INCOME
  (tax-equivalent basis)                   268.9        268.7        275.4        282.8        276.8
Tax-equivalent adjustment                    3.0          3.0          2.9          3.1          3.6
NET INTEREST INCOME                  $     265.9  $     265.7  $     272.5  $     279.7  $     273.2

INTEREST RATE SPREAD
  (tax-equivalent basis)                    3.21 %       3.23 %       3.42 %       3.50 %       3.55 %
NET INTEREST MARGIN
  (tax-equivalent basis)                    3.78 %       3.76 %       3.91 %       3.99 %       4.05 %

The net interest margin for the third quarter of 1994 was 3.78 percent, a decrease of 27 basis points from 4.05 percent in the comparable prior year quarter. The decline reflects the Corporation's interest-bearing liabilities repricing faster than its interest-earning assets during the rising interest rate environment over this period. During the third quarter of 1994, the Corporation's short-term borrowing costs continued to increase as a result of a rise in overall interest rates, however, the net interest margin rose two basis points relative to the second quarter of 1994 given the reduction in lower margin assets which offset the increase in rates paid on retail deposits that occurred in the third quarter of 1994. If further increases in interest rates occur, then the resultant contraction of the spread between the Corporation's interest-earning assets and funding sources could reduce the net interest margin. A discussion of interest rate risk appears on page
12.  An analysis of net interest margin is presented below.

Tax-equivalent net interest income was $813.0 million for the first nine months of 1994, an increase of 1 percent from 802.1 million for the first nine months of 1993. The net interest margin was 3.82 percent for the nine months ended September 30, 1994, compared with 4.04 percent for the comparable period a year ago.

ANALYSIS OF NET INTEREST MARGIN
                                                                Quarter ended
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993

Net interest income (tax-equivalent
 basis                               $     268.9  $     268.7  $     275.4  $     282.8  $     276.8

Average interest-earning assets
 supported by:
  Interest-bearing liabilities       $    24,034  $    24,174  $    23,831  $    23,757  $    23,175
  Noninterest-bearing liabilities          4,361        4,408        4,455        4,494        4,208
Total interest-earning assets        $    28,395  $    28,582  $    28,286  $    28,251  $    27,383

Average yields and average rates
 (tax-equivalent basis):
  Interest-earning assets yield             6.91 %       6.65 %       6.51 %       6.57 %       6.77 %
  Rate paid on interest-bearing
   liabilities                              3.70         3.42         3.09         3.07         3.22
Interest rate spread                        3.21 %       3.23 %       3.42 %       3.50 %       3.55 %
Net interest margin                         3.78 %       3.76 %       3.91 %       3.99 %       4.05 %

PROVISION FOR CREDIT LOSSES

There was no provision for credit losses in the third quarter of 1994. The provision for credit losses was $11.3 million in the third quarter of 1993. With current strong reserve coverage of nonaccruing loans and the sustained improvement in the credit quality of the loan portfolio, the Corporation does not currently anticipate that provisions for credit losses will be necessary for the remainder of 1994 and possibly into 1995. Future levels of the reserve for credit losses and provisions for credit losses may be affected by changes in economic conditions and loan quality.

NONINTEREST INCOME
                                                                Quarter ended
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993

Customer service fees:
  Deposit transaction and other
   services                          $      25.6  $      24.2  $      22.8  $      23.0  $      23.4
  Cash management services                  15.2         16.4         17.8         17.6         18.4
  Credit and trade related services          5.5          5.2          5.0          2.2          2.4
  Investment services and commissions        2.4          3.0          2.9          3.2          2.9
    Total                                   48.7         48.8         48.5         46.0         47.1
Trust and agency fees:
  Personal                                  17.9         19.2         18.7         18.2         18.4
  Institutional                              4.9          4.7          4.8          4.2          5.3
  Corporate                                  3.6          2.9          3.6          4.7          3.9
  Not for profit                             2.1          2.3          2.3          2.4          2.3
    Total                                   28.5         29.1         29.4         29.5         29.9
Other income:
  Loan servicing                             4.6         10.5          4.5          1.0          3.8
  Trading account profits                    1.0          1.3          1.2          1.3          1.5
  Foreign exchange trading profits (losses)  ---         (1.1)        (0.7)         2.7          0.2
  Residential mortgage sales gains           0.9          0.1          1.0          2.8          4.5
  FDIC assistance                                                                   2.2          3.5
  Other                                      7.2          5.2          5.6         10.3          7.3
    Total                                   13.7         16.0         11.6         20.3         20.8
      Total                                 90.9         93.9         89.5         95.8         97.8
Securities gains (losses), net               0.8          ---         (0.8)         1.5          2.5
  Total noninterest income           $      91.7  $      93.9  $      88.7  $      97.3  $     100.3

Noninterest income, excluding securities gains and losses, was $90.9 million for the third quarter of 1994, a decrease of $6.9 million, or 7 percent, from $97.8 million for the third quarter of 1993, reflecting modest growth in customer service fees offset by reductions in gains on sales of residential mortgage loans and FDIC assistance.

Customer service fees increased $1.6 million to $48.7 million for the third quarter of 1994 from $47.1 million for the comparable prior year period. Higher levels of customer credit facilities increased credit and trade related service fees $3.1 million for the third quarter of 1994.
Deposit transaction and other services increased $2.2 million due to an increase in the volume of consumer related deposit transaction fees.
Offsetting these increases was a decrease in cash management fees of $3.2 million which reflects competitive price concessions. Trust and agency fees declined $1.4 million to $28.5 million in the third quarter of 1994 from $29.9 million a year ago.

Other income declined $7.1 million to $13.7 million in the third quarter of 1994 from $20.8 million in the third quarter of 1993. Gains on residential mortgage loan sales declined $3.6 million, reflecting a lower level of secondary market activity as rising interest rates through the first nine months of 1994 continue to slow mortgage sales. FDIC assistance, which relates to agreements between the FDIC and New
Dartmouth Bank, decreased by $3.5 million as the loan portfolio subject to regulatory assistance continues to decline.

Noninterest income, excluding securities gains and losses, for the first nine months of 1994 decreased $28.3 million, or 9 percent, to $274.3 million from $302.6 million for the first nine months of 1993.



NONINTEREST EXPENSES
                                                                Quarter ended
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993
Compensation                         $      97.9  $     100.0  $     102.2  $     105.2  $     105.2
Benefits                                    20.9         22.6         23.6         20.0         21.9
Occupancy                                   23.8         25.0         26.3         25.7         25.8
Equipment                                   14.2         13.1         13.4         14.3         13.2
Federal Deposit Insurance
 Corporation Premiums                       10.3         11.1         11.8         12.6         12.5
Communications                              10.3         10.1         10.4         11.0         11.2
Advertising                                  4.5          6.6          4.5          5.8          4.8
Foreclosed properties expense                0.5          2.5          3.7          3.1          5.1
Other                                       43.4         46.1         43.9         46.6         50.9
  Total                                    225.8        237.1        239.8        244.3        250.6
Merger related charges                                  100.9
Restructuring charges                                    39.8
Fair lending related charges                                                        3.5
Foreclosed properties provision              0.6          0.9          2.0          6.5         11.3
  Total noninterest expenses         $     226.4  $     378.7  $     241.8  $     254.3  $     261.9

Noninterest expenses, excluding foreclosed properties provision, were $225.8 million for the third quarter of 1994, a decrease of $24.8 million, or 10 percent, from $250.6 million for the third quarter of 1993. This reduction reflects the results of cost management initiatives implemented throughout the period which have included workforce reductions, branch closings and consolidations and other expense control actions, in addition to declining problem asset resolution costs. Also contributing to the reduction in noninterest expenses were savings associated with the initial consolidation of the acquired entities that occurred in the second quarter of 1994. The Corporation expects that the continued consolidation of the acquired entities will result in further reductions of noninterest expenses.

Compensation expense decreased $7.3 million, or 7 percent, to $97.9 million for the third quarter of 1994 from $105.2 million for the comparable prior year period. The decline in compensation expense reflects reductions in personnel from the cost management actions referred to above as well as savings associated with initial acquisition consolidations. Full-time equivalent employees totaled 9,970 at September 30, 1994, compared with 11,473 at September 30, 1993.

Foreclosed properties expense declined $4.6 million from $5.1 million in the third quarter of 1993 to $.5 million in the 1994 period and reflects the decline in the level of foreclosed properties at September 30, 1994 from the comparable prior year period.

Noninterest expenses, excluding foreclosed properties provision and merger and restructuring related charges, totaled $702.7 million for the first nine months of 1994, compared with $762.3 million for the first nine months of 1993.

Merger related charges of $100.9 million recorded in the second quarter of 1994 reflect the costs to integrate three acquisitions which closed during that quarter as further discussed in Note 2 of Notes to Consolidated Financial Statements on page 25. The merger related charges include $18.9 million for severance and benefits costs for workforce reductions; $39.4 million for the closure of duplicative branches and facilities and cancellation of vendor contracts; $11.1 million for financial advisory, legal and accounting expenses; and $7.0 million for losses on the accelerated sales of foreclosed properties. In addition, the sales of securities and disposition of residential loans of the acquired entities to maintain an interest rate risk profile consistent with that of the Corporation resulted in losses of $12.5 million and $12.0 million, respectively, which are included in merger related charges. The sales of securities occurred in the second quarter of 1994 and the disposition of residential loans occurred in the third quarter of 1994. Accrued merger expenses totaled $42.7 million at September 30, 1994.


Restructuring related charges of $39.8 million recorded in the second quarter of 1994 reflect the expansion of the Corporation's cost management program. The program includes an organizational streamlining and the elimination of more than 600 full-time equivalent positions. The expanded program has also identified cost reductions to be achieved through improved management of occupancy costs and consolidation of purchasing activities. The restructuring related charges include $26.6 million for severance and benefit related costs and $13.2 million for the consolidation of branch and operations facilities and other costs. It is anticipated that the restructuring program will be substantially completed by the end of the first quarter of 1995. Accrued restructuring expenses totaled $29.5 million at September 30, 1994.

Included in total noninterest expenses for the first nine months of 1993 are restructuring and other charges consisting of $36.3 million for restructuring costs and a $14.1 million writedown in the value of excess servicing rights. The carrying values of excess servicing rights of various securitized consumer loan portfolios were reduced during the first quarter of 1993 in view of prepayment experience and the decline in interest rates.


PROVISION FOR FORECLOSED PROPERTIES
                                                                Quarter ended
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993
Provision for foreclosed properties  $       0.6  $       0.9  $       2.0  $       6.5  $      11.3

The provision for foreclosed properties was $.6 million for the third quarter of 1994, compared with $11.3 million for the third quarter of 1993, or a decrease of $10.7 million. The decline in the foreclosed properties provision during the third quarter of 1994 reflects the decline in the level of foreclosed properties, the stabilization of property values and the effective management of these assets.

The provision for foreclosed properties for the first nine months of 1994 was $3.5 million, compared with $70.1 million for the same period in 1993. Included in the foreclosed properties provision for the 1993 period are provisions of $20.0 million for the bulk sales of foreclosed properties and $7.7 million relating to a $29.8 million pool of commercial properties that were sold at auction.

INCOME TAXES

The provision for income taxes for the third quarter of 1994 was $45.9 million, representing an effective income tax rate of 35.0 percent. The provision for income taxes was $17.7 million for the third quarter of 1993, representing an effective income tax rate of 31.1 percent, excluding the recognition of income tax benefits associated with the reduction of the deferred tax asset valuation allowance of $5.6 million and changes in corporate income tax rates of $7.9 million.

The provision for income taxes for the nine months ended September 30, 1994 and 1993 was $84.7 million and $40.3 million, respectively, representing an effective income tax rate of 34.9 percent (which excludes a $5.0 million tax expense related to acquisitions) and 22.8 percent, respectively. The 1994 and 1993 periods reflect a reduction in the deferred tax asset valuation allowance of $1.5 million and $9.8 million, respectively, as well as a tax benefit of $7.9 million during the third quarter of 1993 that reflects changes in corporate income tax rates. The Corporation adopted the new accounting standard for income taxes during the first quarter of 1993 and the cumulative effect of this accounting change was the recognition of a $52.8 million income tax benefit in the first quarter of 1993.

The Corporation's net deferred federal tax asset was $219.2 million, inclusive of a valuation allowance of $9.3 million, at September 30, 1994. Taxable income necessary to be generated in future periods to realize this net deferred federal tax asset would be approximately $625 million. Deferred state tax assets, net of related federal tax, totaled $107.1 million at September 30, 1994 and were reduced in their entirety by a valuation allowance of the same amount.

FINANCIAL CONDITION

LOANS

The Corporation's loan portfolio was $17.7 billion at September 30, 1994, relatively unchanged from $17.6 billion at December 31, 1993. The Corporation has a diversified loan portfolio with the consumer portfolio representing 48 percent of total loans at September 30, 1994. Commercial and industrial loans represented 35 percent of total loans at that date. Owner-occupied commercial real estate and investor/developer real estate loans were 8 percent and 9 percent, respectively. The table on page 17 presents an analysis of the loan portfolio by type. The tables on pages 19 and 20 present an analysis of the loan portfolio by industry sector.

While the total amount of the loan portfolio remained unchanged at September 30, 1994 compared with December 31, 1993, the mix of loans has changed. Consumer lending, which includes residential mortgage, home equity and installment loans, increased $535.2 million from $8.0 billion at year end 1993 to $8.6 billion at September 30, 1994, primarily as a result of growth in residential mortgages and automobile loans. The Corporation sold approximately $244.0 million of fixed-rate residential mortgages in the third quarter of 1994 that were previously transferred from consumer loans to residential mortgages held for sale in the second quarter of 1994.

Commercial and industrial loans declined from $6.4 billion at year end 1993 to $6.2 billion at September 30, 1994, or $192.2 million. Certain sectors of the Corporation's commercial loan portfolio reflected growth as specialized lending (radio, television and cable) and asset based lending increased $249.9 million and $175.2 million, respectively, in addition to growth in other targeted commercial sectors. These increases were offset by reductions of approximately $1.1 billion in certain money market priced commercial loans with narrow profit margins since year end 1993.

Owner-occupied commercial real estate and investor/developer real estate loans declined $204.8 million from $3.2 billion at year end 1993 to $3.0 billion at September 30, 1994, consistent with the overall decline in commercial real estate lending.

A discussion of the credit quality of the Corporation's loan portfolio begins on page 15.

SECURITIES

Securities classified as held to maturity and reported at amortized cost increased $1.0 billion to $8.2 billion at September 30, 1994 from $7.2 billion at December 31, 1993. Securities classified as available for sale totaled $2.1 billion at September 30, 1994, compared with $3.2 billion at December 31, 1993. Securities available for sale declined as sales and maturities were reinvested in the held to maturity securities portfolio. During the second quarter of 1994, the Corporation realigned the securities portfolio of the acquired institutions to maintain its interest rate risk profile through certain sales and reclassifications.

The Corporation uses a duration concept to quantify the exposure within its securities portfolio to changes in the level of interest rate risk. Duration is generally quoted in years and represents the price risk of an equivalent maturity zero coupon bond. The higher the duration value, the greater the interest rate risk. The hedge-adjusted duration of the Corporation's available for sale and held to maturity securities portfolio was 1.90 years and 2.46 years, respectively, at September 30, 1994.

Additional information regarding the Corporation's securities portfolio is presented in Note 3 of Notes to Consolidated Financial Statements on page 26.

DEPOSITS AND OTHER SOURCES OF FUNDS

Interest-bearing liabilities averaged $24.0 billion for the third quarter of 1994, compared with $23.2 billion for the comparable period of 1993, reflecting higher levels of interest-bearing deposits and notes and debentures which supported the increase in average interest-earning assets. Core deposits, which do not include large denomination certificates of deposits, brokered retail deposits or foreign time deposits, were $17.8 billion at September 30, 1994, compared with $18.1 billion at December 31, 1993.

Other borrowings, primarily securities sold under agreements to repurchase and federal funds purchased, decreased $1.6 billion to $7.7 billion at September 30, 1994 from $9.3 billion at December 31, 1993 as other borrowings have been replaced with note issuances under a bank note facility. Notes and debentures increased $874.9 million to $1.6 billion at September 30, 1994 from $758.9 million at December 31, 1993 as a result of notes issued under a $2.0 billion bank note facility which was established during the first quarter of 1994.

CAPITALIZATION

The Corporation's Risk-based capital and Leverage ratios were as follows:
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993
Shareholders' equity                 $   2,129.3  $   2,068.3  $   2,130.0  $   2,102.4  $   1,943.1
Tier 1 capital                           2,017.3      1,979.1      2,043.3      1,977.0      1,830.2
Total capital                            2,857.7      2,813.6      2,903.8      2,862.0      2,706.4
Risk-weighted assets                    23,824.6     23,303.3     22,956.4     22,490.8     21,805.1
Ratios:
Shareholders' equity to assets              6.79 %       6.74 %       6.82 %       6.76 %       6.30 %
Risk-based capital ratios
  Tier 1 capital                            8.47         8.49         8.90         8.79         8.39
  Total capital                            11.99        12.07        12.65        12.73        12.41
Leverage ratio                              6.54         6.38         6.66         6.48         6.17


The Corporation's total shareholders' equity at September 30, 1994 was $2.1 billion, or 6.79 percent of total assets, compared with $2.1 billion, or 6.76 percent of total assets, at December 31, 1993, an increase of $26.9 million. The increase for the first nine months of 1994 reflects a $53.3 million charge reflecting the net after-tax unrealized loss on the Corporation's $2.1 billion available for sale securities portfolio. Further volatility in shareholders' equity may occur as the fair value of the Corporation's available for sale securities portfolio changes with market conditions.

The Corporation's Risk-based Tier 1 and Total capital ratios were 8.47 percent and 11.99 percent at September 30, 1994, respectively, compared with 8.79 percent and 12.73 percent at December 31, 1993, respectively.
The Leverage ratio, a measure of Tier 1 capital to quarterly average assets, increased to 6.54 percent at September 30, 1994 from 6.48 percent at December 31, 1993 which reflects an increase in Tier 1 capital. Under
Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation exceeded the requirements for a well-capitalized financial institution at September 30, 1994.

Bank regulatory agencies have issued proposed revisions to capital adequacy guidelines for comment. One proposal would limit the amount of deferred tax assets that could be used to meet risk-based capital requirements. Another proposal would consider unrealized gains or losses relating to securities classified as available for sale, which are recorded as a separate component of shareholders' equity, as part of the risk-based capital calculation. If both of these proposals were adopted by bank regulatory agencies at September 30, 1994, the Corporation's
Risk-based Tier 1 capital, Total capital and Leverage ratios would have been 8.30 percent, 11.83 percent and 6.42 percent, respectively. The
Corporation cannot determine whether, or in what form, these proposals may be enacted.


The Corporation's two principal subsidiary banks' (Shawmut Bank
Connecticut and Shawmut Bank Massachusetts) Risk-based capital and
Leverage ratios were as follows:

                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993

SHAWMUT BANK CONNECTICUT
Shareholder's equity                 $   1,201.3  $   1,203.2  $   1,233.0  $   1,225.6  $   1,096.5
Tier 1 capital                           1,166.0      1,161.6      1,190.1      1,165.4      1,037.8
Total capital                            1,323.6      1,315.8      1,339.7      1,311.0      1,170.8
Risk-weighted assets                    12,468.1     12,183.2     11,769.3     11,431.4     10,394.8
Ratios:
Shareholder's equity to assets              7.60 %       7.64 %       7.82 %       7.76 %       7.43 %
Risk-based capital ratios
  Tier 1 capital                            9.35         9.53        10.11        10.19         9.98
  Total capital                            10.62        10.80        11.38        11.47        11.26
Leverage ratio                              7.43         7.55         7.81         7.73         7.44

SHAWMUT BANK MASSACHUSETTS

Shareholder's equity                 $   1,151.2  $   1,051.1  $   1,072.8  $   1,074.8  $   1,013.6
Tier 1 capital                           1,099.4      1,026.0      1,048.8      1,033.7        983.2
Total capital                            1,255.6      1,176.2      1,199.5      1,189.9      1,141.4
Risk-weighted assets                    10,810.3     10,322.5     10,357.6     10,163.1     10,353.5
Ratios:
Shareholder's equity to assets              8.09 %       7.76 %       7.58 %       7.81 %       7.12 %
Risk-based capital ratios
  Tier 1 capital                           10.17         9.94        10.13        10.17         9.50
  Total capital                            11.61        11.39        11.58        11.71        11.02
Leverage ratio                              8.17         7.45         7.55         7.54         7.15

The Corporation's principal subsidiary banks' Risk-based capital and Leverage ratios exceeded the requirements for a well-capitalized financial institution at September 30, 1994.


INTEREST RATE SENSITIVITY

The table below depicts the Corporation's interest rate sensitivity as of September 30, 1994. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience.
Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps, caps and floors, U.S.
Treasury combination option agreements and futures contracts.


                                          Repricing Periods
                               Two-       Four-       Seven-        Ten-         Over
                     One      three        six         nine        twelve         one
(in millions)       month     months     months       months       months        year         Total

Short-term
  investments
  and other
  interest
  earning assets $     395  $    111  $       129                                         $       635
Securities             429       470          450  $       438  $       384  $     8,116       10,287
Loans                6,022     3,205        1,480          858          815        5,356       17,736
  Total interest-
    earning assets   6,846     3,786        2,059        1,296        1,199       13,472       28,658

Interest-bearing
  deposits           1,974     2,072        1,758        1,803        1,368        6,161       15,136
Other borrowings     7,064       360          160            1                        84        7,669
Notes and debentures   725                                 200                       709        1,634
Noninterest-bearing
  sources of funds      52       104          417          417          417        2,812        4,219
  Total              9,815     2,536        2,335        2,421        1,785        9,766       28,658

Off-balance sheet
  financial
  instruments          537     1,706         (818)         (49)        (470)        (906)

Interest rate
  sensitivity
  gap           $   (2,432) $  2,956  $    (1,094) $    (1,174) $    (1,056) $     2,800

Cumulative gap  $   (2,432) $    524  $      (570) $    (1,744) $    (2,800) $         0

Interest rate
  sensitivity
  gap as a
  percent of
  interest-
  earning assets      (8.5)%    10.3 %       (3.8)%       (4.1)%       (3.7)%

Cumulative gap as
  a percent of
  interest-earning
  assets              (8.5)%     1.8 %       (2.0)%       (6.1)%       (9.8)%

INTEREST RATE RISK

As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive in the amount of $2.8 billion at September 30, 1994. A liability sensitive interest rate gap would tend to reduce earnings over a period of rising interest rates, while declining rates would enhance earnings. The effects of certain interest rate caps, corridors and swaptions are not included in the interest rate sensitivity table, as the levels of interest rate indices at which these instruments become operative have not occurred. However, if these instruments were to become operative, they would reduce the Corporation's interest rate sensitivity. Based on an analysis of a 100 basis point increase in interest rates, the twelve-month cumulative liability sensitive gap at September 30, 1994 would decrease from $2.8 billion to $2.3 billion through giving effect to these interest rate caps, corridors and swaptions. The Corporation also utilizes modeling and other analytical techniques to measure the effect on net interest income under different interest rate scenarios. Given an immediate 100 basis point increase in interest rates, the effect on net interest income would be a reduction of approximately $21.2 million for the twelve-month period following
September 30, 1994.

The use of interest rate instruments such as interest rate swaps, caps and floors and futures contracts are integrated into the Corporation's interest rate risk management. The notional amounts of these instruments are not reflected in the Corporation's balance sheet. However, these instruments are included in the interest rate sensitivity table above for purposes of analyzing interest rate risk.

At September 30, 1994, the Corporation had approximately $3.0 billion in notional balances of interest rate swap contracts outstanding utilized for the management of interest rate risk, representing an increase of $1.0 billion from $2.0 billion at December 31, 1993. The average final maturity of the fixed-pay and fixed-receive interest rate swap agreements at September 30, 1994 was approximately 3.3 years and 2.4 years, respectively. Basis interest rate swap agreements have a final maturity of approximately nine months. The Corporation also purchased options to enter into fixed-pay interest rate swap contracts in future periods (swaptions). The notional balances of interest rate swap contracts subject to option were $475 million at September 30, 1994, with an exercise date of December 13, 1994.

In addition to the interest rate swap contracts, the Corporation utilizes interest rate cap and floor agreements to manage interest rate risk. At September 30, 1994, the Corporation had approximately $1.8 billion in notional balances of purchased interest rate cap agreements outstanding. Also outstanding were approximately $500 million in notional balances of interest rate collar arrangements (consisting of a cap and a floor). In addition, approximately $1.0 billion in notional balances of interest rate agreements which consist of a simultaneous purchase and sale of a cap, the combination of which are known as interest rate corridors, were outstanding at September 30, 1994. Interest rate corridors are utilized to protect the Corporation from a contraction in the interest rate spread due to a moderate rise in interest rates. The average final maturity of the interest rate cap portfolio at September 30, 1994 was approximately
1.2 years. The average final maturities of the interest rate collar agreements at September 30, 1994 were less than one year. The fair value of these interest rate instruments at September 30, 1994, which exclude exchange-traded futures contracts, was approximately $38.0 million, represents the estimated amount that the Corporation would recognize as a loss if the agreements were terminated at that date. The unamortized premium recorded in the Corporation's balance sheet related to interest rate risk management agreements was $37.2 million at September 30, 1994.

Exchange-traded futures contracts are also used by the Corporation to manage interest rate exposure. The notional balances of futures contracts sold at September 30, 1994 were approximately $3.2 billion, an increase of $690 million from $2.5 billion at December 31, 1993. At September 30, 1994, the Corporation had entered into U.S. Treasury rate futures contracts with approximately $631 million in notional balances to manage the risk associated with the available for sale securities portfolio. The unrealized gain of approximately $10.2 million at September 30, 1994 relating to these contracts has been recorded as part of the fair value of these securities. The remaining increase is attributed to Eurodollar futures contracts used to manage interest rate risk on the Corporation's funding sources. The unrealized gain related to Eurodollar futures contracts at September 30, 1994 was approximately $10.9 million. Maturities of the notional balances of futures contracts sold are as follows: $1.1 billion in 1994; $1.4 billion in 1995; $.6 billion in 1996; and $.1 billion in 1997.

Activity for interest rate agreements utilized for the management of interest rate risk for the first nine months of 1994 follows:

                   Swaps
Notional    Plain      Plain   Amortizing                                                       Futures
amounts     fixed      fixed     fixed                   Caps and                              contracts
(millions)   pay      receive   receive       Basis      corridors     Floors      Collars        sold

Balance,
12/31/93 $    943  $     141  $    900               $     3,356                            $     2,528
Additions     675                  500  $       300        1,100  $       500  $       500       24,740
Maturities    349         67                               1,650          500
Settle-
ments                                                                                            24,050
Balance,
9/30/94  $  1,269  $      74  $  1,400  $       300  $     2,806  $       ---  $       500  $     3,218


LIQUIDITY

Liquidity is the ability to meet cash needs arising from fluctuations in loans, securities, deposits and other borrowings. The Corporation manages liquidity on three levels: at a consolidated level; at the subsidiary banks level; and at the parent company level. The parent company level includes Shawmut National Corporation. In each case, the objectives reflect management's most current assessment of economic and financial factors that could affect funding activities.

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

The Corporation manages liquidity at the consolidated level and at the subsidiary banks level by measuring the difference between the volume of UPFs and the level of short-term investments and unused repurchase agreement collateral and is managed consistent with the condition of the Corporation's earnings, capital, asset quality and economic factors. At
September 30, 1994, UPFs were $2.6 billion. This was offset by $4.5 billion in short-term investments and unused repurchase agreement collateral, leaving the Corporation with an excess of short-term investments and unused repurchase agreement collateral over UPFs of $1.9 billion. Short-term investments and unused repurchase agreement collateral exceeded the volume of UPFs by $1.5 billion at December 31, 1993. During the first quarter of 1994, the Corporation expanded its available funding alternatives by establishing a $2.0 billion bank note facility which provides access to other diversified funding sources.
Notes issued under this facility were $875 million at September 30, 1994.

The Corporation manages the parent company liquidity by measuring the difference between the volume of short-term investments and short-term funding sources and the parent company's ongoing obligations, including debt maturities, interest payments and dividends. The parent company had combined short-term borrowings of $168.6 million at September 30, 1994.
The parent company had combined cash and cash equivalents at September
30, 1994 of $225.8 million and securities, consisting of preferred stock holdings, with a fair value of $295.8 million. Notes and debentures totaled $749.1 million at September 30, 1994. There are no scheduled maturities on notes and debentures in 1994 and 1995. Scheduled maturities are $150 million in 1996.


RESERVE FOR CREDIT LOSSES
                                                                Quarter ended
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993

Reserve for credit losses at
  beginning of period                $     589.8  $     638.5  $     669.2  $     694.1  $     725.6
Provision charged to operations              ---          ---          3.0         10.2         11.3
Addition for loans purchased                 4.3
Loans charged off
  Gross                                    (40.7)       (60.5)       (45.7)       (53.0)       (53.9)
  Recoveries                                14.4         11.8         12.0         17.9         11.1
  Net                                      (26.3)       (48.7)       (33.7)       (35.1)       (42.8)
Reserve for credit losses at
  end of period                      $     567.8  $     589.8  $     638.5  $     669.2  $     694.1

Net charge-offs (annualized)
  to average loans                          0.60 %       1.10 %       0.78 %       0.82 %       1.00 %
Reserve for credit losses to
  net charge-offs (annualized)              5.40 x       3.03 x       4.75 x       4.76 x       4.06 x
Reserve for credit losses to loans          3.20 %       3.40 %       3.64 %       3.80 %       3.95 %


The reserve for credit losses was $567.8 million at September 30, 1994, compared with $669.2 million at December 31, 1993. The ratio of the reserve for credit losses to loans was 3.20 percent at September 30, 1994, compared with 3.80 percent at December 31, 1993. An analysis of the provision and reserve for credit losses is presented on page 18. Net charge-offs were $26.3 million for the third quarter of 1994, equal to an annualized rate of .60 percent of average loans, compared with $42.8 million and 1.00 percent for the same period a year ago. A discussion of the provision for credit losses is presented on page 5.

The Financial Accounting Standards Board issued FAS No. 114, "Accounting By Creditors for Impaired Loans", in May 1993. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured based on the present value of expected future cash flows discounted at the loan's effective rate when assessing the need for a loss accrual. The new accounting standard is effective for the Corporation's financial statements beginning January 1, 1995. The Corporation does not believe adoption of the new accounting standard will have a material effect on its financial position or results of operations.

CREDIT QUALITY

NONACCRUING LOANS, RESTRUCTURED LOANS AND ACCRUING LOANS PAST DUE
90 DAYS OR MORE
                                          Sep 30       Jun 30    Mar 31          Dec 31       Sep 30
(in millions)                               1994         1994      1994            1993         1993

Nonaccruing loans
 Commercial / real estate loans:
  Current                            $      46.0  $      50.8  $      53.1  $      63.6  $      76.1
  From 30 to 89 days past due               16.7         14.2         21.9         25.7         33.3
  90 or more days past due                 146.4        154.6        178.3        197.7        240.3
    Total                                  209.1        219.6        253.3        287.0        349.7
 Consumer loans:
  Current                                    5.6          9.2          9.8         12.5         12.8
  From 30 to 89 days past due                4.2          3.9          5.4          5.1          7.1
  90 or more days past due                  47.0         52.5         60.1         68.3         67.7
    Total                                   56.8         65.6         75.3         85.9         87.6
    Total nonaccruing loans          $     265.9  $     285.2  $     328.6  $     372.9  $     437.3

Restructured loans                   $      31.1  $      63.8  $      63.6  $      73.3  $      87.7
Accruing loans past due
  90 days or more                    $      53.1  $      47.8  $      46.4  $      42.6  $      61.5

Nonaccruing loans to loans                  1.50 %       1.65 %       1.87 %       2.12 %       2.49 %
Reserve for credit losses to
  nonaccruing loans                       214.00       207.00       194.00       179.00       159.00

Nonaccruing loans were $265.9 million at September 30, 1994, compared with $372.9 million at December 31, 1993. Approximately 19 percent of nonaccruing loans were less than 30 days past due at September 30, 1994, compared with approximately 20 percent at December 31, 1993. The ratio of nonaccruing loans to loans improved to 1.50 percent at September 30, 1994 from 2.12 percent at December 31, 1993. The ratio of the reserve for credit losses to nonaccruing loans was 214 percent at September 30, 1994, compared with 179 percent at December 31, 1993. The table on page 17 presents nonaccruing loans by loan type. Changes in nonaccruing loans are presented in the table on page 18.

Restructured loans, which are loans with original terms that have been modified as a result of a change in the borrower's financial condition, were $31.1 million at September 30, 1994, compared with $73.3 million at the end of 1993. Restructured loans included real estate investor/developer loans and owner-occupied commercial real estate loans of $20.9 million and $4.0 million, respectively, at September 30, 1994. The yield from the portfolio of restructured loans was 7.53 percent for the quarter ended September 30, 1994, compared with 6.39 percent for the quarter ended September 30, 1993. The decline in restructured loans of $32.7 million from $63.8 million at June 30, 1994 principally resulted from loan sales that occurred in the third quarter of 1994.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $53.1 million at September 30, 1994, compared with $42.6 million at December 31, 1993. These loans represented .30 percent of loans outstanding at September 30, 1994. Consumer loans represented 29 percent and 33 percent of accruing loans past due 90 days or more at September 30, 1994 and December 31, 1993, respectively.

The Corporation seeks to limit its exposure to individual and affiliated borrowers. The ten largest nonaccruing loans totaled $44.1 million, or .25 percent, of loans outstanding at September 30, 1994 and are presented in the table on page 20. The ten largest nonaccruing loans at December 31, 1993 totaled $35.9 million.

NONACCRUING LOANS PLUS FORECLOSED PROPERTIES
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993
Nonaccruing loans                    $     265.9  $     285.2  $     328.6  $     372.9  $     437.3
Foreclosed properties                       32.1         42.5         51.5         64.5         94.7
    Total                            $     298.0  $     327.7  $     380.1  $     437.4  $     532.0

Nonaccruing loans plus foreclosed
  properties to loans plus
  foreclosed properties                     1.68 %       1.89 %       2.16 %       2.48 %       3.01 %

Nonaccruing loans plus foreclosed properties totaled $298.0 million at September 30, 1994, a decline of $139.4 million, or 32 percent, from $437.4 million at December 31, 1993. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties was 1.68 percent at September 30, 1994, down from 2.48 percent at December 31, 1993.

FORECLOSED PROPERTIES BY PROJECT TYPE
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993
Retail                               $       7.3  $       8.0  $       3.5  $       4.0  $       5.7
Residential                                  6.8         10.6         11.8         12.8         16.7
Land                                         3.5          7.1          9.4         10.7         13.5
Mixed use                                    3.2          3.1          1.1          2.1          4.4
Offices                                      3.1          5.0          4.4          8.6         13.1
Industrial                                   3.0          3.9          3.9          5.6         10.9
Hotels, resorts, inns                        2.3          2.7          2.1          5.7          5.9
Residential developers
  Condominium                                0.8          1.1          1.6          1.6          1.9
  Single family                              0.5          0.3          1.6          1.6          2.0
Apartment/rental                             0.2          0.2          0.5          0.9          2.4
Other                                        1.4          0.5         11.6         10.9         18.2
  Total                              $      32.1  $      42.5  $      51.5  $      64.5  $      94.7

Foreclosed properties decreased $32.4 million, or 50 percent, to $32.1 million at September 30, 1994, from $64.5 million at December 31, 1993, primarily from continuing disposition efforts.


PORTFOLIO STATISTICS

The following tables set forth loan statistical information:

LOAN PORTFOLIO
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993
Commercial and industrial            $   6,201.3  $   5,992.7  $   6,188.7  $   6,393.5  $   6,163.2
Owner-occupied commercial real estate    1,423.4      1,407.1      1,421.8      1,492.8      1,536.7
Real estate investor/developer
  Commercial mortgage                    1,401.3      1,461.0      1,518.7      1,526.5      1,558.9
  Construction and other                   150.5        150.9        152.1        160.7        178.6
    Total investor/developer             1,551.8      1,611.9      1,670.8      1,687.2      1,737.5
Consumer
  Residential mortgage                   5,608.1      5,474.0      5,570.3      5,325.9      5,431.0
  Home equity                            1,628.8      1,609.9      1,580.1      1,637.8      1,692.5
  Installment and other                  1,322.5      1,233.5      1,127.5      1,060.5      1,000.6
    Total consumer                       8,559.4      8,317.4      8,277.9      8,024.2      8,124.1
    Total                               17,735.9     17,329.1     17,559.2     17,597.7     17,561.5
Reserve for credit losses                 (567.8)      (589.8)      (638.5)      (669.2)      (694.1)
    Total                            $  17,168.1  $  16,739.3  $  16,920.7  $  16,928.5  $  16,867.4

NONACCRUING LOANS BY LOAN TYPE
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993
Commercial and industrial            $      59.3  $      60.6  $      63.6  $      85.0  $      94.7
Owner-occupied commercial real estate       59.8         67.5         72.8         79.6         97.2
Real estate investor/developer
  Commercial mortgage                       65.9         70.6         92.0         97.4        116.5
  Construction and other                    24.1         20.9         24.9         25.0         41.3
    Total investor/developer                90.0         91.5        116.9        122.4        157.8
Consumer
  Residential mortgage                      46.2         48.8         61.2         71.7         71.0
  Home equity                                7.0          8.2          9.2          8.7          9.3
  Installment and other                      3.6          8.6          4.9          5.5          7.3
    Total consumer                          56.8         65.6         75.3         85.9         87.6
    Total                            $     265.9  $     285.2  $     328.6  $     372.9  $     437.3

CHANGES IN NONACCRUING LOANS

The changes in the Corporation's nonaccruing loans are summarized below:
                                                                Quarter ended
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993
Balance at beginning of period       $     285.2  $     328.6  $     372.9  $     437.3  $     492.4
New nonaccruing loans                       64.5         65.4         49.7         59.3         76.8
Decreases in nonaccruing loans
  Sales                                      0.4          5.8
  Payments                                  35.9         34.2         33.4         60.7         45.3
  Returns to accruing loans                  6.5         12.3          9.9         20.2         36.8
  Transfers to restructured loans            2.5          1.4                       4.6          2.2
  Transfers to foreclosed properties         7.5          2.6          5.0          2.8          3.2
  Charge-offs                               31.0         52.5         45.7         35.4         44.4
    Total                                   83.8        108.8         94.0        123.7        131.9
Balance at end of period             $     265.9  $     285.2  $     328.6  $     372.9  $     437.3

PROVISION AND RESERVE FOR CREDIT LOSSES
                                                                Quarter ended
                                          Sep 30       Jun 30       Mar 31       Dec 31       Sep 30
(in millions)                               1994         1994         1994         1993         1993

Reserve for credit losses at
  beginning of period                $     589.8  $     638.5  $     669.2  $     694.1  $     725.6
Provision charged to operations              ---          ---          3.0         10.2         11.3
Addition for loans purchased                 4.3
Loans charged off:
  Commercial and industrial                  4.6          6.0          8.3         12.7         11.7
  Owner-occupied commercial real estate      4.5          3.0          5.5          8.9          8.1
  Real estate investor/developer
  Commercial mortgage                       14.2         20.8         11.6         11.3         14.3
  Construction and other                     4.0          2.6          1.4          3.4          5.0
    Total investor/developer                18.2         23.4         13.0         14.7         19.3
  Consumer
  Residential mortgage                       9.4         12.8         14.2          7.8          9.9
  Home equity                                1.4         12.0          1.8          1.2          1.0
  Installment and other                      2.6          3.3          2.9          7.7          3.9
    Total consumer                          13.4         28.1         18.9         16.7         14.8
    Total loans charged off                 40.7         60.5         45.7         53.0         53.9
Recoveries on loans charged off:
  Commercial and industrial                  5.3          3.9          4.0         10.6          5.0
  Owner-occupied commercial real estate      1.2          0.6          1.2          1.5          2.1
  Real estate investor/developer             2.1          1.2          1.1          2.9          1.3
  Consumer                                   5.8          6.1          5.7          2.9          2.7
    Total recoveries                        14.4         11.8         12.0         17.9         11.1
Net loans charged off                       26.3         48.7         33.7         35.1         42.8
Reserve for credit losses at
  end of period                      $     567.8  $     589.8  $     638.5  $     669.2  $     694.1


COMMERCIAL AND INDUSTRIAL LOANS - BY INDUSTRY SECTOR
                                                     September 30, 1994            Charge-offs
                                                      Loans                     Third       Year to
(in millions)                                      outstanding  Nonaccruing    quarter       date
Manufacturing                                     $   1,317.8  $      17.1  $       0.9  $       4.4
Communications                                        1,186.2          4.3
Finance, insurance and
  real estate                                         1,149.4          3.9          0.1          2.4
Services                                                899.4          5.5          1.3          2.1
Wholesale                                               577.1          8.7          0.7          0.7
Retail                                                  488.8          3.2          0.3          1.6
Other                                                   582.6         16.6          1.3          7.7
  Total                                           $   6,201.3  $      59.3  $       4.6  $      18.9

OWNER-OCCUPIED COMMERCIAL REAL ESTATE LOANS - BY INDUSTRY SECTOR
                                                       September 30, 1994         Charge-offs
                                                      Loans                     Third       Year to
(in millions)                                      outstanding  Nonaccruing    quarter       date
Services                                          $     384.2  $       7.1  $       0.4  $       1.0
Finance, insurance and
  real estate                                           284.0         15.1          1.5          4.2
Manufacturing                                           192.1          8.1          0.2          0.7
Retail                                                  170.3         14.7          1.4          3.3
Wholesale                                               112.2          2.9          0.2          0.3
Communications                                           38.7          1.5          0.1          0.3
Other                                                   241.9         10.4          0.7          3.2
  Total                                           $   1,423.4  $      59.8  $       4.5  $      13.0

REAL ESTATE INVESTOR/DEVELOPER LOANS - BY PROJECT
                                                      September 30, 1994           Charge-offs
                                                      Loans                     Third       Year to
(in millions)                                      outstanding  Nonaccruing    quarter       date
Apartment/rental                                  $     272.1  $      15.7  $       1.9  $       5.4
Retail                                                  259.7          4.9          1.1          2.4
Offices                                                 230.0         14.2          8.0         11.8
Mixed use                                               169.5          9.6          2.4          6.1
Industrial                                              129.1          7.6          1.2          5.9
Special purposes                                         53.9          9.0          1.4          2.5
Research and development space                           37.2                       0.4          0.4
Land                                                     28.0          9.0          0.5          2.1
Residential developers
  Condominium                                            32.1          1.0          0.2          1.1
  Single family                                          27.2          3.9          0.3          0.4
Hotels, resorts, inns                                    31.8          0.1          0.4          0.8
Other                                                   281.2         15.0          0.4         15.7
  Total                                           $   1,551.8  $      90.0  $      18.2  $      54.6

CONSUMER LOANS - BY TYPE
                                                     September 30, 1994            Charge-offs
                                                      Loans                     Third       Year to
(in millions)                                      outstanding  Nonaccruing    quarter       date
Residential mortgages                             $   5,608.1  $      46.2  $       9.4  $      36.4
Home equity lines                                     1,294.7          5.3          1.1          3.1
Indirect automobile                                     820.6          0.9          0.9          3.5
Home equity loans                                       334.1          1.7          0.3 *       12.1
Direct installment                                      432.7          1.0          0.2          0.9
Other                                                    69.2          1.7          1.5          4.4
  Total                                           $   8,559.4  $      56.8  $      13.4  $      60.4

TEN LARGEST NONACCRUING LOANS AS OF SEPTEMBER 30, 1994
Loan Type                                                                                 (in millions)
Real estate investor/developer:  special purpose                                         $       7.1
Commercial:  manufacturing                                                                       6.8
Real estate investor/developer:  mixed use                                                       6.5
Commercial:  service                                                                             4.8
Real estate investor/developer:  office                                                          3.9
Real estate investor/developer:  office, mixed use                                               3.9
Owner-occupied commercial real estate:  industrial use                                           3.3
Commercial:  wholesale                                                                           2.9
Real estate investor/developer:  office                                                          2.8
Commercial:  wholesale                                                                           2.1
  Total                                                                                  $      44.1


SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)
                                          Three months ended          Nine months ended
                                          September 30                September 30
(in thousands, except per share data)            1994          1993           1994           1993

INTEREST AND DIVIDEND INCOME
Loans                                    $    332,651  $    310,832  $     952,517  $     933,970
Securities
  Available for sale, at fair value            30,197                      110,606
  At lower of aggregate cost or fair value                   58,204                       174,120
  Held to maturity                            115,483        81,047        325,963        220,451
Residential mortgages held for sale             5,297         7,348         13,598         23,615
Federal funds sold and securities purchased
  under agreements to resell                    1,795         3,179          4,625          9,978
Interest-bearing deposits in other banks        4,180           265          7,857            737
Trading account securities                        227           410            659          1,083
    Total                                     489,830       461,285      1,415,825      1,363,954
INTEREST EXPENSE
Deposits                                      107,691        98,257        283,959        328,242
Other borrowings                               88,935        71,384        264,454        189,051
Notes and debentures                           27,290        18,418         63,261         54,775
    Total                                     223,916       188,059        611,674        572,068
NET INTEREST INCOME                           265,914       273,226        804,151        791,886
Provision for credit losses                                  11,267          3,000         45,764
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                 265,914       261,959        801,151        746,122
NONINTEREST INCOME
Customer service fees                          48,691        47,087        146,008        140,455
Trust and agency fees                          28,520        29,912         87,002         87,305
Securities gains, net                             768         2,499                        10,962
Other                                          13,692        20,834         41,292         74,855
    Total                                      91,671       100,332        274,302        313,577
NONINTEREST EXPENSES
Compensation and benefits                     118,868       127,043        367,263        375,006
Occupancy and equipment                        38,091        39,052        115,922        123,801
Merger related charges                                                     100,900
Restructuring related charges                                               39,800         36,319
Foreclosed properties provision and expense     1,113        16,397         10,218         95,497
Other                                          68,326        79,474        212,799        252,151
    Total                                     226,398       261,966        846,902        882,774
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES     131,187       100,325        228,551        176,925
Income taxes                                   45,912        17,727         84,671         40,298
INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                        85,275        82,598        143,880        136,627
Cumulative effect of changes in methods of
   accounting                                                                              46,200
NET INCOME                               $     85,275  $     82,598  $     143,880  $     182,827
NET INCOME APPLICABLE TO
  COMMON SHARES                          $     81,417  $     78,730  $     132,304  $     171,225
COMMON SHARE DATA
  Income before cumulative effect
    of accounting changes                $       0.68  $       0.69  $        1.12  $        1.11
  Net income                                     0.68          0.69           1.12           1.52
  Weighted average shares outstanding         119,265       114,702        118,518        112,821

The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (unaudited)

                                                                      September 30    December 31
(in thousands)                                                                1994           1993

ASSETS
Cash and due from banks                                              $   1,460,897  $   1,539,690
Interest-bearing deposits in other banks                                   214,582         13,252
Federal funds sold and securities purchased
  under agreements to resell                                               278,960         71,500
Trading account securities                                                  41,840         19,625
Residential mortgages held for sale                                         99,518        472,450
Securities
  Available for sale, at fair value                                      2,086,786      3,189,616
  Held to maturity
    (fair value $7,910,887 and $7,228,796)                               8,200,234      7,152,326
Loans, less reserve for credit
  losses of $567,805 and $669,156                                       17,168,080     16,928,532
Premises and equipment                                                     328,466        332,960
Foreclosed properties                                                       32,112         64,518
Customers' acceptance liability                                             47,911         13,747
Other assets                                                             1,392,279      1,304,589
  Total assets                                                       $  31,351,665  $  31,102,805

LIABILITIES
Deposits
  Demand                                                             $   4,383,006  $   4,755,036
  Savings, money market and NOW accounts                                 8,905,338      8,976,640
  Domestic time                                                          5,712,980      4,763,463
  Foreign time                                                             517,824        246,740
    Total deposits                                                      19,519,148     18,741,879
Other borrowings                                                         7,668,611      9,282,951
Acceptances outstanding                                                     47,911         13,747
Accrued expenses and other liabilities                                     352,901        202,916
Notes and debentures                                                     1,633,829        758,941
  Total liabilities                                                     29,222,400     29,000,434

SHAREHOLDERS' EQUITY
Preferred stock, without par value
  Authorized - 10,000,000 shares
  Outstanding - 1,263,700 and 1,275,000 shares                             178,185        178,750
Preferred stock, $.01 par value
  Authorized - 193,000 shares
  Outstanding - 170,073 shares                                                             15,215
Common stock, $.01 par value
  Authorized - 300,000,000 and 150,000,000 shares
  Issued - 119,589,597 and 117,550,211 shares                                1,196          1,176
Surplus                                                                  1,270,347      1,237,177
Retained earnings                                                          719,229        658,607
Net unrealized gain (loss) on securities available for sale                (39,502)        13,789
Treasury stock, common stock at cost (8,398 and 106,487 shares)               (190)        (2,343)
  Total shareholders' equity                                             2,129,265      2,102,371
  Total liabilities and shareholders' equity                         $  31,351,665  $  31,102,805


The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
(in thousands)                                                                1994           1993
SHAREHOLDERS' EQUITY at beginning of period, as restated             $   2,102,371  $   1,731,543

PREFERRED STOCK
Purchase of preferred stock (11,300 shares)                                   (565)
Redemption of preferred stock (170,073 and 177,000 shares)                 (15,215)       (15,835)

COMMON STOCK , $.01 par value
Shares issued under Dividend Reinvestment
  and Stock Purchase Plans (1,352,223 shares)                                   14
Shares issued under stock option and employee
  benefit plans (687,163 and 266,746 shares)                                     6              2
Issuance of common stock (3,233,508 shares)                                                    33

SURPLUS
Additional proceeds from:
  Shares issued under Dividend Reinvestment
    and Stock Purchase Plans                                                28,309
  Shares issued under stock option
    and employee benefit plans                                               4,861          2,227
  Issuance of common stock                                                                 28,236

RETAINED EARNINGS
Net income                                                                 143,880        182,827
Cash dividends declared by the Corporation on:
  Preferred stock                                                          (11,576)       (11,602)
  Common stock                                                             (67,973)       (28,112)
Cash dividends declared by merged companies prior to mergers                (1,143)        (3,276)
Restricted stock awards                                                        729            550
Reissuance of common stock from treasury                                      (181)       (11,254)
Redemption of preferred stock                                               (3,114)        (1,603)

NET UNREALIZED GAIN (LOSS) ON SECURITIES
Unrealized depreciation on securities available for sale                   (53,291)
Unrealized appreciation on securities at lower of
  aggregate cost or fair value                                                             23,370

TREASURY STOCK
Purchase of common stock (91,298 and 7,522 shares)                          (2,090)          (166)
Reissuance of common stock under
  Dividend Reinvestment and Stock Purchase Plans
  (189,387 and 1,634,563 shares)                                             4,243         46,171
SHAREHOLDERS' EQUITY at end of period                                $   2,129,265  $   1,943,111


The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                                                                      Nine months ended
                                                                      September 30
(in thousands)                                                                1994           1993

OPERATING ACTIVITIES
Net income                                                           $     143,880  $     182,827
Adjustments to reconcile net income to cash
    provided by operating activities:
  Cumulative effect of changes in methods of accounting                                   (46,200)
  Provision for credit losses                                                3,000         45,764
  Provision for foreclosed properties                                        3,512         70,055
  Provision for merger and restructuring charges                           140,700         36,319
  Depreciation, amortization and other                                      80,723         84,278
  Gains from the sale of loans, premises and equipment and other assets     (6,711)       (14,792)
  Increase in securities reported at the lower of
    aggregate cost or fair  value                                                        (434,926)
  Increase in trading account securities                                   (22,215)       (10,225)
  Decrease in residential mortgages held for sale                          616,932        146,205
  Increase in other assets and accrued expenses
    and other liabilities                                                  (65,655)       (46,591)
CASH PROVIDED BY OPERATING ACTIVITIES                                      894,166         12,714

FINANCING ACTIVITIES
Increase (decrease) in total deposits                                      777,269     (1,128,446)
Increase (decrease) in other borrowings                                 (1,614,340)     3,460,221
Proceeds from issuances of bank notes                                      875,000
Proceeds from issuance of subordinated notes                                              149,700
Principal payments on notes and debentures                                    (285)       (86,030)
Proceeds from issuances of common stock                                     37,252         65,415
Purchases of common and preferred stock                                    (20,984)       (17,604)
Cash dividends paid                                                        (76,852)       (32,879)
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               (22,940)     2,410,377

INVESTING ACTIVITIES
Decrease (increase) in short-term investments                             (408,790)        25,013
Proceeds from sales of securities available for sale                     3,411,401
Maturities of securities available for sale                                505,760
Purchases of securities available for sale                              (3,176,753)
Maturities of securities held to maturity                                1,238,340      1,366,186
Proceeds from sales of securities held to maturity                                      1,337,347
Purchases of securities held to maturity                                (2,029,137)    (5,128,512)
Proceeds from sales of loans                                                31,056        496,858
Purchases of loans                                                        (487,415)      (377,033)
Loans originated less principal collected                                  (42,159)      (543,036)
Purchases of premises and equipment and other assets                       (39,797)       (24,185)
Proceeds from the sale of premises and equipment and other assets           47,475         81,142
CASH USED BY INVESTING ACTIVITIES                                         (950,019)    (2,766,220)

DECREASE IN CASH AND DUE FROM BANKS                                        (78,793)      (343,129)
Cash and due from banks at beginning of period                           1,539,690      1,463,728
CASH AND DUE FROM BANKS AT END OF PERIOD                             $   1,460,897  $   1,120,599

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                        $     594,535  $     557,556
Income taxes paid                                                    $      33,011  $      20,107

The accompanying notes are an integral part of these financial statements.

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

These acquisitions were accounted for as poolings of interests and are reflected in the consolidated financial statements as though the Corporation, Peoples, New Dartmouth and Gateway had been combined as of the beginning of the earliest period presented.

Merger related charges of $100.9 million were recorded to reflect the integration of these acquisitions during the second quarter of 1994. The merger related charges include $18.9 million for severance and benefits costs for workforce reductions; $39.4 million for the closure of duplicative branches and facilities and cancellation of vendor contracts; $11.1 million for financial advisory, legal and accounting expenses; and $7.0 million for losses on the accelerated sales of foreclosed properties. In addition, the sales of securities (which occurred during the second quarter of 1994) and disposition of residential loans of the acquired entities (which occurred during the third quarter of 1994) to maintain an interest rate risk profile consistent with that of the Corporation resulted in losses of $12.5 million and $12.0 million, respectively, during the second quarter of 1994.

Net interest income and net income, as previously reported, for the three and nine months ended September 30, 1993 are restated below:

                                                                      Three months    Nine months
                                                                          ended          ended
(in thousands)                                                        Sept. 30, 1993 Sept. 30, 1993

Net interest income:
  Peoples                                                            $       9,297  $      27,700
  New Dartmouth                                                             14,923         46,594
  Gateway                                                                   12,249         35,508
  The Corporation, as previously reported                                  236,757        682,084
    Combined                                                         $     273,226  $     791,886

Net income:
  Peoples                                                            $       2,942  $       8,587
  New Dartmouth                                                              4,722         14,110
  Gateway                                                                    3,825          3,037
  The Corporation, as previously reported                                   71,109        157,093
    Combined                                                         $      82,598  $     182,827


The Corporation also completed its acquisitions of West Newton Savings Bank, with assets of $254 million, and Cohasset Savings Bank, with assets of $78 million, on September 30, 1994, which were accounted for as purchases.

NOTE 3 - SECURITIES

A summary of the amortized cost and fair value of securities classified as available for sale at September 30, 1994 and December 31, 1993 is as follows:
                                           September 30, 1994          December 31, 1993
                                           Amortized        Fair        Amortized        Fair
(in thousands)                                cost         value          cost           value

U.S. Government and agency securities
  U.S. Treasury                          $  1,270,033  $  1,229,587  $   1,695,536  $   1,693,153
  Mortgage backed                             214,012       219,290        730,321        756,253
Corporate mortgage backed and
  other securities                            436,589       416,545        488,286        486,877
Equity securities                             226,829       221,267        254,194        253,179
State and municipal obligations                    96            97            142            154
    Total                                $  2,147,559  $  2,086,786  $   3,168,479  $   3,189,616

The amortized cost of securities classified as available for sale exceeded fair value by approximately $60.8 million at September 30, 1994, consisting of unrealized losses of approximately $74.1 million and unrealized gains of approximately $13.3 million. As a result, net unrealized losses of $39.5 million and net unrealized gains of $13.8 million on securities classified as available for sale at September 30, 1994 and December 31, 1993, respectively, were included as a separate component of shareholders' equity. These net unrealized losses and gains are net of income tax effects of $21.3 million and $7.3 million, respectively.

The amortized cost and fair value of securities classified as held to maturity at
September 30, 1994 and December 31, 1993 are summarized as follows:
                                          September 30, 1994          December 31, 1993
                                           Amortized        Fair        Amortized        Fair
(in thousands)                                cost         value          cost           value

U.S. Government and agency securities
  Mortgage backed                        $  3,837,372  $  3,697,811  $   3,332,189  $   3,392,224
  U.S. Treasury                             1,965,083     1,874,528      1,713,534      1,709,539
Asset backed and other securities           2,397,779     2,338,548      2,106,603      2,127,033
    Total                                $  8,200,234  $  7,910,887  $   7,152,326  $   7,228,796

The amortized cost of securities classified as held to maturity exceeded fair value by approximately $289.3 million at September 30, 1994, consisting of unrealized losses of approximately $293.9 million and unrealized gains of approximately $4.6 million.

As part of the acquisitions completed during the second quarter of 1994, certain securities previously classified as held to maturity by the acquired entities were transferred to securities classified as available for sale and certain securities classified as available for sale were sold in order to maintain the Corporation's interest rate risk profile. The net loss recognized upon the sale of these securities of $12.5 million is included in merger related charges for the nine months ended September 30, 1994. The amortized cost and fair value of the securities transferred from the held to maturity category to available for sale were $112.1 million and $106.9 million, respectively. Also, securities previously classified as available for sale by the acquired entities, with a fair value of $377.5 million, were transferred to securities classified as held to maturity.

The proceeds from sales of the securities classified as available for sale, inclusive of certain securities previously classified as held to maturity by the acquired entities, were $264.0 million, which resulted in gross realized losses of $14.7 million and gross realized gains of $2.2 million during the second quarter of 1994.


NOTE 4 - LOANS

The components of loans at September 30, 1994 and December 31, 1993, net of unearned income of $40.7 million and $12.8 million, respectively, are summarized below:

                                                                      September 30,  December 31,
(in thousands)                                                            1994           1993
Commercial and industrial                                            $   6,201,338  $   6,393,501
Owner-occupied commercial real estate                                    1,423,374      1,492,820
Real estate investor/developer
  Commercial mortgage                                                    1,401,260      1,526,457
  Construction and other                                                   150,486        160,740
    Total investor/developer                                             1,551,746      1,687,197
Consumer
  Residential mortgage                                                   5,608,137      5,325,904
  Home equity                                                            1,628,743      1,637,773
  Installment and other                                                  1,322,547      1,060,493
    Total consumer                                                       8,559,427      8,024,170
    Total                                                               17,735,885     17,597,688
Less reserve for credit losses                                             567,805        669,156
    Total                                                            $  17,168,080  $  16,928,532

In connection with the acquisitions completed during the second quarter of 1994, fixed-rate residential mortgage loans with a carrying amount of approximately $244.0 million were transferred to residential mortgages held for sale at June 30, 1994 and subsequently sold during the third quarter of 1994. The Corporation recognized a loss of $12.0 million to record these loans at the lower of cost or market value, which is included in merger related charges for the nine months ended September 30, 1994.

Loans totaling $15.1 million and $18.1 million were transferred to foreclosed properties during the nine months ended September 30, 1994 and 1993, respectively.

NOTE 5 - OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The components of other assets at September 30, 1994 and December 31, 1993 are presented below:
                                                                      September 30,  December 31,
(in thousands)                                                                1994           1993
Receivable for securities sold                                       $      83,088  $     219,111
Net deferred income taxes                                                  219,166        200,871
Accrued interest income                                                    225,810        171,084
Cash surrender value of life insurance                                     155,241
Prepaid pension expense                                                    124,864        128,302
Goodwill and other intangibles                                             151,506        109,671
Other                                                                      432,604        475,550
  Total                                                              $   1,392,279  $   1,304,589


The components of accrued expenses and other liabilities at September 30, 1994 and December 31, 1993 are presented below:

                                                                      September 30,  December 31,
(in thousands)                                                            1994           1993
Accrued interest expense                                             $      88,026  $      70,887
Accrued dividends payable                                                   27,930         24,090
Accrued postemployment benefits expense                                      9,233          8,400
Accrued postretirement health care and life insurance benefits expense      13,097          8,057
Accrued restructuring expenses                                              29,549          6,854
Accrued merger expenses                                                     42,651
Payable for securities purchased                                            19,922             83
Other                                                                      122,493         84,545
  Total                                                              $     352,901  $     202,916


NOTE 6 - NOTES AND DEBENTURES

The Corporation's notes and debentures at September 30, 1994 and December 31,
1993 are summarized below:
                                                                      September 30,  December 31,
(in thousands)                                                                1994           1993
Floating rate senior notes due April 15, 1996                        $     250,000
Floating rate senior notes due June 21, 1995                               200,000
5.50% senior notes due June 30, 1995                                       200,000
9.85% subordinated capital notes due June 1, 1999, net of discount         149,927  $     149,915
8 7/8% notes due April 1,1996, net of discount                             149,842        149,769
7.20% subordinated notes due April 15, 2003, net of discount               149,742        149,720
8 5/8% subordinated notes due December 15, 1999, net of discount           149,723        149,684
Floating rate senior notes due March 24, 1995                              100,000
Floating rate senior notes due June 14, 1995                               100,000
8 1/8% notes due February 1, 1997, net of discount                          99,907         99,880
Floating rate subordinated notes due February 14, 1997                      50,000         50,000
4.95% senior note due November 21, 1994                                     25,000
Other                                                                        9,688          9,973
  Total                                                              $   1,633,829  $     758,941


NOTE 7 - OTHER NONINTEREST INCOME AND NONINTEREST EXPENSES

The components of other noninterest income for the three and nine months ended
September 30, 1994 and 1993 were as follows:

                                                Three months ended            Nine months ended
                                                  September 30,                  September 30,
(in thousands)                                  1994          1993           1994           1993
Loan servicing                           $      4,612  $      3,831  $      19,645  $      15,031
Trading account profits                         1,034         1,544          3,496          5,185
Foreign exchange trading profits (losses)          17           238         (1,814)           235
Residential mortgage sales gains                  878         4,523          1,930         24,107
FDIC assistance                                               3,507                        11,616
Other                                           7,151         7,191         18,035         18,681
  Total                                  $     13,692  $     20,834  $      41,292  $      74,855

The components of noninterest expenses for the three and nine months ended
September 30, 1994 and 1993 were as follows:
                                             Three months ended          Nine months ended
                                                September 30,               September 30,
(in thousands)                                1994          1993          1994           1993
Compensation                             $     97,921  $    105,185  $     300,139  $     308,851
Benefits                                       20,947        21,858         67,124         66,155
  Total                                  $    118,868  $    127,043  $     367,263  $     375,006

Occupancy                                $     23,849  $     25,841  $      75,179  $      79,652
Equipment                                      14,242        13,211         40,743         44,149
  Total                                  $     38,091  $     39,052  $     115,922  $     123,801

Foreclosed properties
  Provision                              $        583  $     11,289  $       3,512  $      70,055
  Expense                                         530         5,108          6,706         25,442
    Total                                $      1,113  $     16,397  $      10,218  $      95,497

Federal Deposit Insurance Corporation
  premiums                               $     10,328  $     12,532  $      33,240  $      39,721
Communications                                 10,315        11,244         30,862         34,920
Advertising                                     4,523         4,848         15,594         16,472
Excess servicing writedowns                                                                14,150
Other                                          43,160        50,850        133,103        146,888
  Total                                  $     68,326  $     79,474  $     212,799  $     252,151


CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                   Three months ended          Three months ended
                                   September 30, 1994             June 30, 1994
                               Average            Average  Average            Average
(in millions)                  balance   Interest  rate    balance   Interest  rate

ASSETS
Loans                         $ 17,516  $ 333.8    7.58 % $ 17,674  $ 320.7    7.27 %
Securities
  Available for sale, at fair
    value                        1,989     32.1    6.44      2,615     39.9    6.09
  At lower of aggregate cost or
    fair value
  Held to maturity               8,090    115.5    5.70      7,743    107.2    5.54
Residential mortgages held for
  sale                             285      5.3    7.44        168      2.9    6.92
Short-term investments
  Time deposits in other banks     346      4.1    4.81        215      2.1    3.96
  Federal funds sold and securities
  purchased under agreements to
  resell                           146      1.8    4.89        146      1.6    4.30
Trading account securities          23      0.2    3.87         21      0.2    4.55
    Total interest-earning
    assets                      28,395    492.8    6.91     28,582    474.6    6.65
Reserve for credit losses         (595)                       (633)
Cash and due from banks          1,478                       1,464
Other assets                     1,701                       1,696
    Total assets              $ 30,979                    $ 31,109

LIABILITIES
Savings, money market and
  NOW accounts                $  8,923     42.3    1.88 % $  8,827     38.2    1.74 %
Time certificates of deposit
  of $100 thousand or more       1,041     14.1    5.39        531      7.0    5.31
Domestic time deposits           4,493     46.4    4.09      4,352     43.0    3.96
Foreign time deposits              431      4.9    4.50        255      2.4    3.79
    Total interest-bearing
    deposits                    14,888    107.7    2.87     13,965     90.6    2.60
Federal funds purchased and
  securities sold under
  agreements to repurchase       6,513     73.6    4.48      8,000     78.0    3.91
Other borrowings                 1,014     15.3    6.01      1,101     17.4    6.35
    Total other borrowings       7,527     88.9    4.69      9,101     95.4    4.21
Notes and debentures             1,619     27.3    6.72      1,108     19.9    7.17
    Total interest-bearing
    liabilities                 24,034    223.9    3.70     24,174    205.9    3.42
Demand deposits                  4,462                       4,457
Other liabilities                  349                         278
    Total liabilities           28,845                      28,909
Shareholders' equity             2,134                       2,200
    Total liabilities and
    shareholders' equity      $ 30,979                    $ 31,109

Net interest income
  (tax-equivalent basis)                  268.9    3.78               268.7    3.76
Less tax-equivalent adjustment              3.0                         3.0
Net interest income                     $ 265.9                     $ 265.7


CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                   Three months ended          Three months ended
                                     March 31, 1994             December 31, 1993
                               Average            Average  Average            Average
(in millions)                  balance   Interest  rate    balance   Interest  rate

ASSETS
Loans                         $ 17,170  $ 301.5    7.09 % $ 17,124  $ 310.0    7.19 %
Securities
  Available for sale, at fair
  value                          2,960     44.1    5.73
  At lower of aggregate cost or
  fair value                                                 4,374     62.7    5.79
  Held to maturity               7,486    103.3    5.61      6,004     84.2    5.56
Residential mortgages held
  for sale                         312      5.4    6.90        351      6.1    6.86
Short-term investments
  Time deposits in other banks     172      1.5    3.62         14      0.1    2.98
  Federal funds sold and
  securities purchased under
  agreements to resell             169      1.3    3.19        341      2.6    3.04
Trading account securities          17      0.2    4.52         43      0.5    4.49
    Total interest-earning
    assets                      28,286    457.3    6.51     28,251    466.2    6.57
Reserve for credit losses         (668)                       (696)
Cash and due from banks          1,551                       1,576
Other assets                     1,584                       1,496
    Total assets              $ 30,753                    $ 30,627

LIABILITIES
Savings, money market and
  NOW accounts                $  8,842     37.4    1.71 % $  8,990     39.2    1.84 %
Time certificates of deposit
  of $100 thousand or more         476      4.7    4.05        465      5.1    4.38
Domestic time deposits           4,259     42.0    4.00      4,463     46.3    4.11
Foreign time deposits              202      1.6    3.10        271      2.1    3.01
    Total interest-bearing
      deposits                  13,779     85.7    2.52     14,189     92.7    2.59
Federal funds purchased and
securities sold under agreements
to repurchase                    8,003     63.9    3.24      7,500     55.0    2.91
Other borrowings                 1,289     16.2    5.11      1,253     18.4    5.83
    Total other borrowings       9,292     80.1    3.50      8,753     73.4    3.33
Notes and debentures               760     16.1    8.48        815     17.3    8.47
    Total interest-bearing
      liabilities               23,831    181.9    3.09     23,757    183.4    3.07
Demand deposits                  4,540                       4,612
Other liabilities                  264                         275
    Total liabilities           28,635                      28,644
Shareholders' equity             2,118                       1,983
    Total liabilities and
      shareholders' equity    $ 30,753                    $ 30,627

Net interest income
  (tax-equivalent basis)                  275.4    3.91               282.8    3.99
Less tax-equivalent adjustment              2.9                         3.1
Net interest income                     $ 272.5                     $ 279.7


CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                  Three months ended
                                  September 30, 1993
                               Average            Average
(in millions)                  balance   Interest  rate

ASSETS
Loans                         $ 17,077  $ 312.3    7.29 %
Securities
  Available for sale, at fair
    value
  At lower of aggregate cost
    or fair value                3,877     58.9    6.16
  Held to maturity               5,537     82.6    5.91
Residential mortgages held
  for sale                         412      7.3    7.13
Short-term investments
  Time deposits in other banks      36      0.2    2.96
  Federal funds sold and
  securities purchased under
  agreements to resell             401      3.2    3.14
Trading account securities          43      0.4    3.81
    Total interest-earning
      assets                    27,383    464.9    6.77
Reserve for credit losses         (724)
Cash and due from banks          1,522
Other assets                     1,580
    Total assets              $ 29,761

LIABILITIES
Savings, money market and
  NOW accounts                $  9,062     42.6    1.90 %
Time certificates of deposit
  of $100 thousand or more         518      6.2    4.76
Domestic time deposits           4,688     47.9    4.05
Foreign time deposits              205      1.6    3.00
    Total interest-bearing
      deposits                  14,473     98.3    2.70
Federal funds purchased and
  securities sold under
  agreements to repuchase        6,973     54.8    3.12
Other borrowings                   855     16.6    7.68
    Total other borrowings       7,828     71.4    3.62
Notes and debentures               874     18.4    8.43
    Total interest-bearing
      liabilities               23,175    188.1    3.22
Demand deposits                  4,436
Other liabilities                  275
    Total liabilities           27,886
Shareholders' equity             1,875
    Total liabilities and
      shareholders' equity    $ 29,761

Net interest income
  (tax-equivalent basis)                  276.8    4.05
Less tax-equivalent adjustment              3.6
Net interest income                     $ 273.2


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

         Item 5   Other Information

                  By press release dated September 30, 1994, the Corporation announced that it had completed its acquisition of Cohasset Savings Bank, of Cohasset, Massachusetts. A copy of the press release is incorporated in this Form 10-Q as Exhibit 99.1 to Part II.


                  By press release dated September 30, 1994, the Corporation announced that it completed its acquisition of West Newton Savings Bank, of West Newton, Massachusetts. A copy of the press release is incorporated in this Form 10-Q as Exhibit 99.2 to
                  Part II.

                  Exhibits and Reports on Form 8-K

                  (a) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibits Index on page 1 of this report and are filed herewith or are incorporated herein by reference.

                  (b) Reports on From 8-K - The Corporation filed three reports on Form 8-K during the quarter ended September 30, 1994.

                       The report dated July 15, 1994 (Items 5 and
                       7) reported that the Resolution Trust Corporation had accepted the Corporation's bid, through its newly formed subsidiary, Shawmut Bank, FSB, to purchase The Guardian Bank, FSB, of Boca Raton, Florida, for $3.8 million. The transaction was effective at the close of business July 15, 1994. The report filed a copy of the Corporation's July 18, 1994 press release.

                       The report dated August 2, 1994 (Items 5 and
                       7) reported that as a result of the completion of its acquisitions of Peoples Bancorp of Worcester, Inc. ("Peoples"), New Dartmouth Bank, ("New Dartmouth"), and Gateway Financial Corporation ("Gateway"), which transactions were accounted for as a pooling of interests, the Corporation's consolidated financial statements and notes thereto as of December 31, 1993 and December 31, 1992 and for the three years ended December 31, 1993 have been restated as though the Corporation, Peoples, New Dartmouth and Gateway had been combined as of the beginning of the earliest period presented. The report filed a copy of such restated combined financial statements.

                       The report dated August 12, 1994 (Item 5) published unaudited financial results of the Corporation which reflected the acquisition of Peoples, New Dartmouth and Gateway (all of which were consummated in the second quarter of 1994 and accounted for as pooling of interests). The publication of these unaudited financial results was in connection with certain provisions of the merger agreement between the Corporation and New Dartmouth, and included at least 30 days of post merger combined results of operations pursuant to Securities and Exchange Commission Accounting Series Release No. 135.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange
         Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SHAWMUT NATIONAL CORPORATION
                                                    (Registrant)




         Date:  November 3, 1994          By  (Joel B. Alvord)
                                             -----------------
                                               Joel B. Alvord
                                               Chairman and
                                               Chief Executive Officer




         Date:  November 3, 1994          By  (Susan E. Lester)
                                             -------------------
                                               Susan E. Lester
                                                Chief Financial Officer
                                                (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)