Form 10-K
period 1994-12-31
SHAWMUT NATIONAL CORP
filed 1995-03-17
CIK 823393

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

  (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from      to

                         COMMISSION FILE NUMBER 1-10102

                               ----------------
                          SHAWMUT NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 06-1212629
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

 777 MAIN STREET, HARTFORD, CONNECTICUT                  06115
      ONE FEDERAL STREET, BOSTON,                        02211
             MASSACHUSETTS                            (ZIP CODES)
   (ADDRESSES OF PRINCIPAL EXECUTIVE
                OFFICES)
 Registrant's telephone numbers, including area codes (203) 986-2000 AND (617)
                                    292-2000

                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                                WHICH REGISTERED
              -------------------                            ------------------------
Common Stock, par value $0.01                                New York Stock Exchange
Common Stock Subscription Warrants                           New York Stock Exchange
Depositary Shares representing a one-tenth interest
 in a share of 9.30% cumulative preferred stock
 ($250 stated value)                                         New York Stock Exchange
Depositary Shares representing a one-tenth interest
 in a share of 9.35% cumulative preferred stock
 ($250 stated value)                                         New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X] No   .
                                                     --
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,123,458,975.89 on March 7, 1995.

  As of March 7, 1995, 121,867,303 shares of the registrant's common stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE DISCLOSED PURSUANT TO PART III OF THIS REPORT EITHER SHALL BE (I) DEEMED TO BE INCORPORATED BY REFERENCE FROM SELECTED PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR SHAWMUT NATIONAL CORPORATION'S 1995 ANNUAL MEETING OF SHAREHOLDERS, IF SUCH PROXY STATEMENT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE CORPORATION'S MOST RECENTLY COMPLETED FISCAL YEAR, OR (II) INCLUDED IN AN AMENDMENT TO THIS REPORT FILED WITH THE COMMISSION ON FORM 10-K/A.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SHAWMUT NATIONAL CORPORATION

                      ANNUAL REPORT FOR 1994 ON FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................     9
 Item 3.  Legal Proceedings..............................................     9
 Item 4.  Submission of Matters To a Vote of Security Holders............    10
 Executive Officers of the Registrant.....................................   11
                                    PART II
 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters...........................................    13
 Item 6.  Selected Financial Data........................................    13
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    13
 Item 8.  Financial Statements and Supplementary Data....................    14
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    14
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    14
 Item 11. Executive Compensation.........................................    14
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    14
 Item 13. Certain Relationships and Related Transactions.................    14
                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
           K.............................................................    14
 Signatures...............................................................   16

                                     PART I

ITEM 1. BUSINESS.

GENERAL

  Shawmut National Corporation ("Corporation") is a multibank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the Home Owners' Loan Act of 1933, as amended ("HOLA"). It was organized under the laws of the State of Delaware in October 1987 and became a bank holding company on February 29, 1988 through the consummation of a plan of reorganization between Hartford National Corporation ("HNC") and Shawmut Corporation ("SC") pursuant to which both HNC and SC became wholly owned subsidiaries of the Corporation. The Corporation maintains dual headquarters in the States of Connecticut and Massachusetts.

  The principal business of the Corporation is to provide, through its bank subsidiaries, comprehensive corporate, commercial, correspondent and individual banking services, and personal and corporate trust services through its network of approximately 330 branches located principally in Connecticut, Massachusetts, New Hampshire and Rhode Island. The Corporation's principal banking subsidiaries are Shawmut Bank Connecticut, National Association ("SBC"), Hartford, Connecticut and Shawmut Bank, National Association ("SBM"), Boston, Massachusetts. The Corporation also has a bank subsidiary in New Hampshire, Shawmut Bank NH ("SBNH"). The Corporation's thrift subsidiary is Shawmut Bank, FSB ("SBFSB"), located in Boca Raton, Florida.

  SBC is among the oldest banks in the United States, having opened for business on August 9, 1792 under a charter granted by the State of Connecticut to its first predecessor on May 29, 1792. In 1865 SBC converted to a national banking association, in 1969 it became a subsidiary of HNC, and in 1993, its present name was adopted. On August 1, 1994, SBC became a direct subsidiary of the Corporation. At December 31, 1994, SBC had assets of $17.1 billion and deposits of $10.4 billion. SBC had trust and other assets under management totaling $9.1 billion as of December 31, 1994.

  SBM, also among the oldest banks in the United States, was established in 1836, under a charter granted by the Commonwealth of Massachusetts to its first predecessor. In 1864 it converted to a national banking association, in 1964 it became a subsidiary of SC, and in 1986 its present name was adopted. On August 1, 1994, SBM became a direct subsidiary of the Corporation. At December 31, 1994, SBM had assets of $14.4 billion and deposits of $9.7 billion. SBM had trust and other assets under management totaling $5.5 billion as of December 31, 1994.

  New Dartmouth Bank, located in Manchester, New Hampshire, was acquired on June 6, 1994 through the merger of New Dartmouth Bank into SBNH, the Corporation's bank subsidiary that was established for that purpose. At December 31, 1994, SBNH had assets of $1.8 billion and deposits of $1.4 billion.

  On July 14, 1994, the Resolution Trust Corporation accepted the Corporation's bid, through its newly formed subsidiary, SBFSB, to assume $25 million of deposits of The Guardian Bank, FSB of Boca Raton, Florida. The transaction was effective July 15, 1994. At December 31, 1994, SBFSB had assets of $33 million and deposits of $25 million.

  Through Shawmut Mortgage Company ("SMC"), the Corporation provides other financial services. With its principal office in West Hartford, Connecticut, SMC originates substantially all of the residential mortgages among the Corporation and its subsidiaries. It also funds, sells and services residential mortgage loans through its network of 10 offices in Connecticut, Massachusetts, Rhode Island and New Hampshire. At December 31, 1994 SMC had assets of $157 million.

  At December 31, 1994, the Corporation had assets of $32.4 billion, deposits of $20.7 billion, loans of $18.5 billion and shareholders' equity of $2.2 billion. For a more detailed discussion concerning the Corporation's financial condition, see "Shawmut National Corporation and Subsidiaries--Management's Discussion and Analysis" and "Financial Statements."

MERGER AND ACQUISITIONS

 Agreement and Plan of Merger

  On February 20, 1995, the Corporation and Fleet Financial Group, Inc. ("Fleet") entered into an agreement and plan of merger (the "Merger Agreement") pursuant to which the Corporation will merge with and into Fleet (the "Merger"). As a result of the Merger, each share of the Corporation's $.01 par value common stock outstanding will be converted into the right to receive .8922 shares of $1.00 par value Fleet common stock. Each share of the various series of the Corporation's preferred stock will be converted into the right to receive an equivalent series of Fleet preferred stock. The Merger is expected to be completed in the fourth quarter of 1995, and is subject to the approval of the common stock shareholders of Fleet and the Corporation, the receipt of various regulatory approvals, and the satisfaction (or, where permissible, waiver) of certain other standard closing conditions.

 Completed Acquisitions

  During 1994, the Corporation acquired four banking organizations in addition to New Dartmouth Bank described above. At the time of acquisition, those four organizations had total assets of approximately $1.3 billion, $871 million, $254 million and $78 million, respectively.

  The Corporation also acquired ten branches with deposits of approximately $427 million from Northeast Savings, F.A., a subsidiary of Northeast Federal Corp. ("Northeast").

  On January 31, 1995, the Corporation acquired substantially all of the net assets of the Business Finance Division of Barclays Business Credit, Inc., a subsidiary of Barclays Bank PLC. At December 31, 1994, the book value of the assets acquired and the liabilities assumed by the Corporation in that transaction was approximately $2.3 billion and approximately $12.7 million, respectively. The acquired business, which is being conducted by the Corporation through Shawmut Capital Corporation, a subsidiary of SBC, provides secured corporate financing to middle-market companies through a network of offices nationwide.

 Pending Acquisition

  In June 1994, the Corporation entered into an agreement to acquire Northeast. As of December 31, 1994, Northeast had assets of $3.3 billion, deposits of $2.4 billion and stockholders' equity of $138.9 million. Northeast has 33 offices located in Connecticut, Massachusetts and upstate New York. The Northeast transaction may be terminated if the transaction is not consummated on or before June 30, 1995.

  For further information regarding the completed and pending transactions referred to above, see Note 2 of Notes to Consolidated Financial Statements on page 53.

SUPERVISION AND REGULATION

 General

  The Corporation is a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHCA, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. As a bank holding company, the Corporation's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Corporation may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The Corporation is also a savings and loan holding company within the meaning of HOLA and, as such, is registered with, and subject to regulation by, the Office of Thrift Supervision (the "OTS"). SBC and SBM are national banks subject to regulation and supervision by the Office of the Comptroller of the Currency (the "OCC"). SBNH is a New Hampshire bank subject to regulation and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the Bank Commissioner of the State of New Hampshire. SBFSB is a federal savings association subject to regulation and supervision by the OTS. SBC, SBM and SBFSB are also subject to regulation and supervision by the FDIC, which insures their deposits as well as those of SBNH.

  The federal banking agencies have broad enforcement powers over depository institutions, including the power to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The Federal Reserve Board and the OTS also have broad enforcement powers over bank holding companies and savings and loan holding companies, including the power to impose substantial fines and other civil and criminal penalties.

  The Corporation's subsidiary depository institutions are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Corporation's subsidiary depository institutions.

 Cross-Guarantee and Holding Company Liability

  Any FDIC-insured depository institution may be liable for any loss incurred by the FDIC, or any loss which the FDIC reasonably anticipates incurring, in connection with the default of any commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any such institution in danger of default. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary institution's cross-guarantee liability. If any of the Corporation's subsidiary banks were placed into conservatorship or receivership, because of the cross-guarantee provisions, the Corporation would likely lose its investment in all of its subsidiary banks.

  The FDIC may provide federal assistance to a "troubled institution" without placing the institution into conservatorship or receivership. In such case, pre-existing debtholders and shareholders may be required to make substantial concessions and the FDIC may succeed to some or all of their interests.

  Federal Reserve Board policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity.

  In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for a subsequent breach of such obligation will generally have priority over most other unsecured claims. See "Prompt Corrective Action" on page 7.

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

  One of the principal sources of revenue for the Corporation is dividends received from its subsidiary banks and other subsidiaries and interest earned on short-term investments and advances to subsidiaries. Federal law restricts the amount of dividends that SBC and SBM, the Corporation's principal subsidiary banks, may lawfully pay. A national bank, such as SBC and SBM, may not pay a dividend that would impair its capital. In addition, a dividend may not be paid if the total of all dividends declared by a national bank in any calendar year is in excess of the current year's net profits combined with the retained net profits of the two preceding years (less any required transfers to surplus), unless the bank obtains the approval of the OCC. A dividend also may not be paid in excess of a bank's undivided profits then on hand, after deducting bad debts in excess of the reserve for loan losses. Under the more restrictive of these limitations, as of January 1, 1995, SBC could have declared dividends of approximately $170.8 million, and SBM could have declared dividends of approximately $180.4 million.

  The payment of dividends on common and preferred stock by a bank holding company and its bank subsidiaries may also be limited by other factors, including applicable regulatory capital requirements and broad enforcement powers of the federal regulatory agencies.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

 Transactions with Affiliates

  The Corporation's subsidiary banks are subject to restrictions under federal law which limit certain transactions by each of them with the Corporation and its nonbanking subsidiaries, including loans, other extensions of credit, investments or asset purchases. Such transactions by any subsidiary bank with any one affiliate are limited in amount to 10 percent of such subsidiary bank's capital and surplus and with all affiliates to 20 percent of such subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in accordance with specific statutory requirements. Federal law also provides that these and most other transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-qualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. The purchase of low quality assets from affiliates is generally prohibited.

 Capital Requirements

  The Corporation and its subsidiary depository institutions are required to maintain regulatory capital as follows: (i) Tier 1 capital of at least 4 percent of risk-weighted assets (including off-balance sheet items); (ii) Total capital of at least 8 percent of risk-weighted assets; and (iii) Tier 1 capital of at least 3 percent to 5 percent (depending on various criteria) of adjusted total assets. The capital ratios for the Corporation and certain of its subsidiary depository institutions are set forth under Note 18--"Regulatory Matters" to the consolidated financial statements on page 77. Bank holding companies, but not their subsidiary depository institutions, are permitted to include cumulative perpetual preferred stock in Tier 1 capital, subject to a limit of 25 percent of the sum of all Tier 1 capital elements including cumulative perpetual preferred stock. Failure to meet applicable capital requirements could subject a bank holding company or its subsidiary depository institutions to various enforcement remedies, including substantial restrictions on its operations and activities, dividend limitations, issuance of a directive to increase capital and, for a depository institution, termination of deposit insurance and the appointment of a conservator or receiver.

  The federal banking agencies have revised their Risk-based capital standards to ensure that such standards take adequate account of concentration of credit risk and the risks of nontraditional activities. Effective January 17, 1995, institutions with high or moderate levels of risks are expected to operate above minimum capital standards.

  In November 1994, the federal banking agencies announced that they had determined not to adopt a proposed rule to amend regulatory capital regulations to incorporate the recent change in generally accepted accounting principles made by Statement of Financial Accounting Standards No. 115 "Accounting for

Certain Investments in Debt and Equity Securities" , which requires that unrealized gains and losses, net of the related income tax effect, on securities classified as available for sale be reported as a separate component of stockholders' equity. Regulations implementing this decision have been adopted.

  On December 19, 1994 the Federal Reserve Board, and on January 31, 1995 the FDIC, issued amendments to their capital adequacy guidelines to permit the inclusion of certain deferred tax assets in Tier 1 capital for Risk-based and Leverage capital purposes. The Federal Reserve and the OCC have also permitted the recognition of certain bilateral netting contracts for Risk-based capital purposes.

  The OTS has issued a final rule to incorporate an interest rate risk component into its Risk-based capital standards. The OCC, Federal Reserve Board and FDIC are still considering rules relating to interest rate risk.

 Prompt Corrective Action

  FDICIA requires the federal banking regulators to take prompt supervisory and regulatory actions against undercapitalized depository institutions. FDICIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a "well capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier 1 capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier 1 capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized." An "undercapitalized" institution fails to meet one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier 1 capital to total risk-weighted assets ratio of less than 3 percent or a Tier 1 leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a ratio of tangible equity to assets of 2 percent or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category.

  A bank may not accept brokered deposits unless (i) it is well capitalized, or
(ii) it is adequately capitalized and receives a waiver from the FDIC to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well any deposit offered by such institution bearing interest at a rate significantly higher (generally more than 75 basis points) than the prevailing interest rate offered by depository institutions having the same type of charter in such institution's normal market area.

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

  Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, more stringent requirements to reduce total assets, cessation of receipt of deposits from correspondent banks, further activity restrictions, prohibitions on dividends to the holding company and requirements that the holding company divest its bank subsidiary, in certain instances. Subject to certain exceptions, critically undercapitalized depository institutions must have a conservator or receiver appointed for them within a certain period after becoming critically undercapitalized.

 FDIC Insurance Assessments

  The deposits of SBC, SBM, SBNH and SBFSB are federally insured by the FDIC and are subject to FDIC deposit insurance assessments.

  Substantially all of the deposits of SBC, SBM, and SBNH are insured by the Bank Insurance Fund (the "BIF") of the FDIC. Deposits assumed by such banks from thrift institutions are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC. The deposits of SBFSB are insured by the SAIF. The FDIC has the authority to raise or lower assessment rates on BIF- and SAIF-insured deposits in order to achieve certain statutory mandated reserve ratios in the respective funds. The range of deposit premium assessments is currently the same for both BIF- and SAIF-insured deposits. However, because the reserve ratio of the BIF is approaching the statutory requirement, the FDIC has proposed reducing the assessment rates on BIF-insured deposits in future assessment periods. The SAIF reserve ratio is not anticipated to reach the required ratio for at least several years; and, accordingly, without congressional action, SAIF insurance premium rates are not expected to be reduced and could be increased if necessary to cover the possible shortfalls in insurance premiums.

 Interstate Banking and Branching

  The recently enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 will permit bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the holding company's home state without regard to whether the transaction is prohibited under state law, beginning September 29, 1995. In addition, commencing June 1, 1997, national and state banks with different home states will be permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passes legislation prior to this date expressly prohibiting interstate bank mergers.

 Proposed Legislation

  Various legislation, including proposals to overhaul the bank regulatory system, expand bank and bank holding company powers and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations, would have upon its financial condition or results of operation.

 OTS Regulation

  SBFSB is subject to many of the same rules, regulations and restrictions imposed on the Corporation's subsidiary banks, including capital requirements, restrictions on transactions with the Corporation and its nonbank subsidiaries, cross-guarantee liability, prompt corrective action and restrictions on brokered deposits.

  Every savings association subsidiary of a savings and loan holding company must give the OTS at least 30 days' advance notice of any proposed dividend to be made on its capital stock. OTS regulations limit certain "capital distributions," including dividends, by OTS-regulated savings associations. Such limitations generally depend upon the ability of the association to meet specified regulatory capital requirements.

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

  The Corporation does not believe that there will be any material effect on the capital expenditures, results of operations, financial condition or competitive position of itself or any of its subsidiaries with regard to compliance with federal, state or local requirements related to the general protection of the environment.

EMPLOYEES

  As of December 31, 1994, the Corporation and its subsidiaries employed 9,565 persons (full-time equivalent).

SUPPLEMENTARY INFORMATION

  The following supplementary information, some of which is required under Guide 3 (Statistical Disclosure by Bank Holding Companies), is found in this report on the pages indicated below, and should be read in conjunction with the related financial statements and notes thereto.

   Selected Financial Data                                                20
   Rate-Volume Analysis                                                   23
   Maturity of Securities                                                 29
   Securities                                                             30
   Credit Risk Management                                                 35
   Loan Portfolio                                                         37
   Nonaccruing Loans, Restructured Loans and Accruing Loans Past Due 90
    Days or More                                                          39
   Reserve for Credit Losses                                              41
   Credit Loss Experience                                                 42
   Foreclosed Properties                                                  43
   Maturity of Loans                                                      84
   Consolidated Short-term Borrowings                                     84
   Domestic Time Deposits of $100 Thousand or More                        85
   Consolidated Average Balance Sheet, Net Interest Income and Interest
    Rates                                                                 86

ITEM 2. PROPERTIES.

  The principal offices of the Corporation are located at 777 Main Street, Hartford, Connecticut and One Federal Street, Boston, Massachusetts.

  Properties and land owned and used by the Corporation and its subsidiaries had a net book value at December 31, 1994 of $208.0 million. None of these properties is subject to any material encumbrance.

  The Corporation and its subsidiaries lease properties from other parties and, during 1994, paid rentals of $49.5 million on these properties, net of subleases of $1.4 million. See Note 5 (Premises and Equipment) to the consolidated financial statements, which appears in Part II, Item 8, and on page 60 of this report.

  The premises occupied or leased by the Corporation and its subsidiaries are considered to be well located and suitably equipped to serve as banking facilities. Neither the location of any particular office nor the unexpired term of any lease is deemed material to the business of the Corporation.

ITEM 3. LEGAL PROCEEDINGS.

  SBC, one of the Corporation's subsidiaries, which served as indenture trustee for certain healthcare receivable backed bonds issued by certain special purpose subsidiaries (the "Towers subsidiaries") of Towers Financial Corporation ("Towers"), has been named in a lawsuit filed in federal court in Manhattan by purchasers of the bonds. The Towers subsidiaries defaulted on the bonds and Towers and the subsidiaries later filed for bankruptcy protection. The suit seeks damages in an undetermined amount equal to the difference between the current value of the bonds and their face amount of approximately $200 million, plus interest, as well as punitive damages. The complaint, which also names as a defendant the company that issued a double-A rating on the bonds, alleges that Towers engaged in a massive fraud against bondholders which, according to the complaint, should have been detected at an early stage by the bond rating agency and the indenture trustee. The Corporation believes that its actions were not the cause of any loss by the bondholders, and it is vigorously defending the action.

  Shortly following the announcement on February 21, 1995 that Fleet and the Corporation had executed the Merger Agreement, certain alleged stockholders of the Corporation filed seven purported class action lawsuits in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court") against the Corporation, the members of the Corporation's board of directors and Fleet. The complaints all make similar allegations concerning the proposed Merger. The plaintiffs allege, among other things, that the defendants have engaged in a plan and scheme to enrich themselves at the expense of the Corporation's public stockholders; that the defendants have failed to fully disclose the true value of the Corporation's assets and earnings power and the future financial benefits which the defendants expect to derive from the proposed Merger; that the defendants have wrongfully failed and refused to seek a purchase of the Corporation at the highest possible price and have sought to chill potential offers for the Corporation; that the defendant members of the Corporation's board of directors have breached the fiduciary duties owed by them to the plaintiffs and the members of the purported class; and that defendant Fleet has induced and aided and abetted breaches of fiduciary duty by the members of the Corporation's board of directors. The plaintiffs seek, among other things, a declaration that the proposed transaction is unfair, unjust and inequitable; an injunction preliminarily enjoining the defendants from taking any steps necessary to accomplish or implement the proposed Merger; and an order requiring the defendants to compensate plaintiffs and the members of the class for all losses and damages suffered and to be suffered by them as a result of the acts and transactions complained of in the complaints. The plaintiffs also seek the award of the costs and disbursements of the action, including reasonable attorneys', accountants' and experts' fees. The defendants believe the allegations contained in the complaints are entirely without merit and intend to contest them vigorously.

  In addition, an alleged former stockholder of the Corporation who claims to have sold shares of the Corporation's common stock between December 11, 1994 and February 21, 1995 filed a purported class action lawsuit on behalf of himself and all other persons who sold the Corporation's common stock between such dates in the United States District Court for the Eastern District of New York against the Corporation. The plaintiff alleges, among other things, that, prior to the execution of the Merger Agreement, the Corporation violated
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by disseminating false information and/or failing to disclose material facts necessary in order not to mislead the investing public and by artificially depressing the market price of the Corporation's common stock as a result of these alleged acts and omissions. In particular, the plaintiff alleges that on December 11, 1994 a newspaper article reported that Mr. Alvord had "stated that a merger for Shawmut was not in the cards and that he would be charting a course for Shawmut as an independent institution." The plaintiff contends that this newspaper article constituted a representation by the Corporation, that such alleged representation was materially false and misleading when made and/or became materially misleading, and that the Corporation had a duty to correct this alleged representation as soon as it believed that the alleged representation was no longer accurate. The plaintiff seeks an order requiring the Corporation to compensate plaintiff and the members of the class for all losses and damages suffered by them as a result of the acts and omissions complained of in the complaint. The plaintiff also seeks an award of the costs and disbursements of the action, including reasonable attorneys', accountants' and experts' fees. The Corporation denies that the newspaper article referred to by the plaintiff contains any such statement by Mr. Alvord and further believes the allegations contained in the complaint are entirely without merit and intends to contest them vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

  All executive officers of the Corporation are appointed annually and serve at the pleasure of the board of directors. The terms of any positions in a subsidiary company extend until the next annual meeting of that company. The names, positions, ages and backgrounds of the Corporation's executive officers as of March 7, 1995, are set forth below.

  JOEL B. ALVORD, 56, is chairman and chief executive officer of the Corporation, chairman and a director of SBM and a director of SBC. He has served as a director of the Corporation since 1987, and additionally as a director of SBC since 1978, and SBM since 1988. Mr. Alvord began his 31-year SBC tenure in 1963. He became an officer in 1965, a vice president in 1967, and executive vice president in 1976. In January 1978, he was elected president and director of both the bank and its parent holding company, HNC. From 1986 to 1988, he was president, chief executive officer, and director of HNC and chairman, chief executive officer, and director of SBC. In February 1988, when SC and HNC merged and became subsidiaries of Shawmut National Corporation, Mr. Alvord was named president and chief executive officer of the new combined corporation. In August 1988, he additionally assumed his current title of chairman of the Corporation. In September 1994, Mr. Alvord was appointed chairman of SBM. He is also a member of the community affairs, trust, and loan and investment committees of SBC and SBM. Mr. Alvord is active in numerous community, civic, and industry organizations. He is director of the Hartford Steam Boiler Inspection and Insurance Company, and Jobs for Massachusetts. He also serves as a trustee of the Wadsworth Atheneum, and is a member of the Museum of Fine Arts (Boston), the Wang Center for Performing Arts, the Massachusetts Business Roundtable, The Bankers Roundtable and the Boston Symphony Orchestra. A native of Manchester, Connecticut, Mr. Alvord is a graduate of Dartmouth College where he received his undergraduate degree and earned a Master of Business Administration from the Amos Tuck School of Business Administration in 1961. He is a member of the community affairs committee of the Corporation.

  GUNNAR S. OVERSTROM, JR., 52, is president and chief operating officer of the Corporation, chairman, chief executive officer and a director of SBC and president, chief executive officer and a director of SBM. He has served as a director of the Corporation since 1987, SBC since 1986 and SBM since 1989. Mr. Overstrom joined SBC in 1975 as vice president and was promoted to senior vice president in 1977. In 1979 he was appointed SBC's executive vice president and chief financial officer. That same year he was named chief financial officer of HNC and became a director and its executive vice president in 1982. From
1986 to October 1992, Mr. Overstrom served as president of SBC. In 1988, he also served as chief executive officer of SBC; and in October 1992, he became chairman of SBC and chief executive officer of SBM. From October 1992 to September 1994, Mr. Overstrom also served as chairman of SBM. In February 1988, when SC and HNC merged and became subsidaries of Shawmut National Corporation, he was appointed vice chairman and chief financial officer of the Corporation, responsible for Connecticut operations. In August 1988, he assumed his current title of president and chief operating officer of the Corporation. Mr. Overstrom is also a member of the community affairs, trust, and loan and investment committees of SBC and SBM. An active supporter of numerous organizations, Mr. Overstrom is a corporator of Hartford Hospital, Saint Francis Hospital, Mount Sinai Hospital and the Institute of Living. He is a trustee of Babson College and of the Museum of Science, a director of Connecticut Health Systems, Inc., president of the Old State House in Hartford, and a member of the Emerging Issues Committee of The Bankers Roundtable. He is also a member of Boston's Private Industry Council and serves on its Corporate Diversity Committee. Mr. Overstrom received his undergraduate degree from Babson College, a law degree from Suffolk University, and a master's degree in economics from Trinity College.

  DAVID L. EYLES, 55, is a vice chairman and chief credit policy officer of the Corporation, and a vice chairman and a director of SBC and SBM. Mr. Eyles joined the Corporation in February 1992, following three months of working with the Corporation as a consultant. Between 1988 and late 1991, he was vice chairman and chairman of the credit policy committee at Mellon Bank Corporation/Mellon Bank, N.A. He served in a variety of executive management positions during his 27-year tenure at Chemical Bank, the most recent being executive vice president, chief credit officer and chairman of the credit policy committee.

  EILEEN S. KRAUS, 56, is a vice chairman of the Corporation, president and a director of SBC, and a vice chairman and a director of SBM. Mrs. Kraus joined SBC in 1979 as vice president of human resources planning and development, and was appointed senior vice president in 1980. In 1986, Mrs. Kraus was appointed to the position of executive vice president of SBC, responsible for consumer banking. From 1988 to 1994 she was responsible for marketing for the Corporation, and from 1988 to 1995 she was responsible for consumer banking for the Corporation. In June 1990, Mrs. Kraus became vice chairman of SBC, and in January 1991, she became vice chairman of SBM. From January 1991 to May 1993, she was responsible for personal trust. In January 1995, Mrs. Kraus assumed responsibility for the expansion and integration activities of merged institutions and for the not-for-profit business activity. Mrs. Kraus was appointed president of SBC in October 1992, and a vice chairman of the Corporation in January 1993. Mrs. Kraus has served as a director of SBC since June 1990, and as a director of SBM since May 1992.

  SUSAN E. LESTER, 38, is an executive vice president and chief financial officer of the Corporation, SBC and SBM. Ms. Lester joined the Corporation in May 1994 from First Bank System, Inc. in Minneapolis, Minnesota where she was executive vice president and controller from 1989 to 1994, and vice president of accounting and tax from 1988 to 1989.

  J. MICHAEL SHEPHERD, 39, is an executive vice president, general counsel and secretary of the Corporation, and an executive vice president of SBC and SBM. Prior to joining the Corporation in November 1993, Mr. Shepherd held a variety of positions, including special counsel to the law firm of Sullivan & Cromwell from 1991 to 1993, senior deputy comptroller of the Currency from 1987 to 1991, and associate counsel to the President of the United States from 1986 to 1987.

  ALAN R. BUFFINGTON, 49, is an executive vice president and head of the corporate services group of SBC and SBM. Mr. Buffington joined SBC and SBM in August 1993 from CIGNA Corporation, where he was senior vice president and head of systems for the employee benefits group from 1990 to 1993. He joined CIGNA when it acquired Equicor--Equitable HCA Corporation in 1990, where he was head of technology and administration from 1986 to 1990.

  ROBERT B. HEDGES, 36, is an executive vice president and head of the consumer banking group of SBC and SBM. Mr. Hedges joined SBC and SBM in June 1993 from First Manhattan Consulting Group, where he was vice president, specializing in developing business and marketing strategies for banks' consumer, small business, and credit card businesses from 1992 to 1993. From 1983 to 1992, Mr. Hedges was vice president and banking practice leader of The MAC Group, New York, a consulting firm specializing in management consulting. Mr. Hedges also managed the firm's Chicago office.

  JOHN O. HUSTON, 49, is an executive vice president and head of the commercial markets group of SBC and SBM. Mr. Huston joined SBC and SBM in June 1993 as chief credit officer of SBC and SBM. From 1991 to 1993, Mr. Huston held FDIC-appointed positions, including president and chief executive officer of The Missouri Bridge Bank, Kansas City, Missouri, and chairman, president and chief executive officer of The Merchants Bank of Kansas City, Kansas City, Missouri. Mr. Huston was responsible for the integration of the failed banks and their ultimate sale to Boatman's Bancshares. These positions were preceded by 18 years with Mellon Bank where he held a variety of management positions including senior credit officer in the credit policy department and senior vice president and manager of the media/western energy group.

  NIELS C. JENSEN, 48, is an executive vice president and head of the financial institutions business line of SBC and SBM. Mr. Jensen joined SBC and SBM in October 1993. From 1992 to 1993 he was senior vice president of corporate financial services at Northern Trust Company. He served in a variety of management positions during his 22-year tenure at Northern Trust Company, including overall management of the bank's corporate cash management and correspondent services, and head of commercial banking operations and systems development.

  MICHAEL J. ROTHMEIER, 45, is an executive vice president and head of the investment services business line of SBC and SBM. Prior to joining SBC and SBM in August 1992, Mr. Rothmeier was a member of the office of the president and was responsible for the financial, human resources, strategic planning, business implementation, systems technology and administrative functions of retail telephone operations of Fidelity Investments Inc. from 1991 to 1992. During 1990 and 1991, he was president and chief executive officer of Fidelity Retail Distribution Company and Fidelity Brokerage Services, Inc., and president of Fidelity Retail Marketing Services from 1989 to 1990.

  None of the named executive officers has been employed by the Corporation or one of its subsidiaries during all of the past five years, except for Messrs. Alvord and Overstrom, and Mrs. Kraus. There are no arrangements or understandings pursuant to which any of the above named executive officers were selected to serve in their respective capacities and no family relationships exist among any of them.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Corporation's common stock is listed and traded principally on the New York Stock Exchange under the symbol "SNC." Information concerning the range of high and low sales prices for the Corporation's common stock, and the dividends declared, for each quarterly period within the past two fiscal years is set forth below.

                                                                       DIVIDENDS
     QUARTER ENDED                                        HIGH   LOW   DECLARED
     -------------                                       ------ ------ ---------
     1994
     March 31........................................... $24.00 $19.75   $.20
     June 30............................................  25.75  19.25    .20
     September 30.......................................  23.13  20.25    .20
     December 31........................................  21.13  16.38    .22
     1993
     March 31........................................... $23.88 $17.88   $.10
     June 30............................................  25.13  19.50    .10
     September 30.......................................  26.38  22.50    .10
     December 31........................................  25.13  19.38    .20

  As of March 7, 1995 the closing price of the Corporation's common stock on the New York Stock Exchange was $25.63 per share. As of that date, there were approximately 30,259 record holders of the Corporation's common stock.

  For a discussion of dividend restrictions on the Corporation's common stock, see Note 10 (Shareholders' Equity) and Note 18 (Regulatory Matters) to the consolidated financial statements on pages 63 and 77 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

  The information required by this item appears on page 20, under the caption "SELECTED FINANCIAL DATA," and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  The information required by this item appears on pages 18 through 45, under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS," and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item appears on pages 46 through 83, and on page 85 under the caption "QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)," and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item, to the extent not included under the caption "Executive officers of the Registrant" in Part I of this report, or below, will appear under the caption "Election of Directors" in the Corporation's definitive proxy statement for the 1995 annual meeting of shareholders (the "1995 Proxy Statement"), and such information either shall be
(i) deemed to be incorporated herein by reference to that portion of the 1995 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item will appear under the captions "Executive Compensation" and "Transactions with directors and executive officers" in the 1995 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to those portions of the 1995 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corportion's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item will appear under the caption "Common stock ownership" in the 1995 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1995 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item will appear under the caption "Transaction with directors and executive officers" in the 1995 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1995 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A. Also see Note 4 (Loans and Reserve for Credit Losses) to the consolidated financial statements on page 58 of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are part of this report and appear on the pages indicated.

  (1) Financial Statements:

    Consolidated Statement of Income                          46
    Consolidated Balance Sheet                                47
    Consolidated Statement of Changes in Shareholders' Equity 48
    Consolidated Statement of Cash Flows                      49
    Notes to Consolidated Financial Statements                50
    Management's Report                                       82
    Report of Independent Accountants                         83

  (2) Financial Statement Schedules:

      Schedules are omitted because the information is either not required, not applicable or is included in Part II, Items 6-8 of this report.

  (3) Exhibits:

      The exhibits listed on the Exhibit Index on page 91 of this report are filed herewith or are incorporated herein by reference.

  (b) Reports on Form 8-K. The Corporation filed one report on Form 8-K during the quarter ended December 31, 1994.

  The report dated December 29, 1994 (Item 7), filed:

    (1) Restated Certificate of Incorporation of Shawmut National
        Corporation;

    (2) Certificate of Amendment to the Restated Certificate of
        Incorporation of Shawmut National Corporation;

    (3) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Shawmut National
        Corporation;

    (4) Certificate of Designation of 9.30% Cumulative Preferred Stock of Shawmut National Corporation;

    (5) Amended Certificate of Designation of 9.30% Cumulative Preferred Stock of Shawmut National Corporation; and

    (6) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of 9.30% Cumulative Preferred Stock of Shawmut National Corporation.

  (c) The exhibits listed on the Exhibit Index on page 91 of this report are filed herewith or are incorporated herein by reference.

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 1995.


                                          Shawmut National Corporation

                                                    /s/  Joel B. Alvord
                                          By___________________________________
                                             Joel B. Alvord Chairman and Chief
                                                     Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1995.

         /s/ Joel B. Alvord
_____________________________________               /s/ Lois D. Rice
           JOEL B. ALVORD                 _____________________________________
  CHAIRMAN, CHIEF EXECUTIVE OFFICER                   LOIS D. RICE
            AND DIRECTOR                               DIRECTOR


    /s/ Gunnar S. Overstrom, Jr.                   /s/ Maurice Segall
_____________________________________     _____________________________________
      GUNNAR S. OVERSTROM, JR.                       MAURICE SEGALL
 PRESIDENT, CHIEF OPERATING OFFICER                    DIRECTOR
            AND DIRECTOR


                                                   /s/ Samuel O. Thier
        /s/ Stillman B. Brown             _____________________________________
_____________________________________                SAMUEL O. THIER
          STILLMAN B. BROWN                             DIRECTOR
              DIRECTOR


                                                  /s/ Paul R. Tregurtha
         /s/ John T. Collins              _____________________________________
_____________________________________               PAUL R. TREGURTHA
           JOHN T. COLLINS                              DIRECTOR
              DIRECTOR


                                                    /s/ Wilson Wilde
  /s/ Ferdinand Colloredo-Mansfeld        _____________________________________
_____________________________________                 WILSON WILDE
    FERDINAND COLLOREDO-MANSFELD                        DIRECTOR
              DIRECTOR


                                                   /s/ Susan E. Lester
         /s/ Bernard M. Fox               _____________________________________
_____________________________________                SUSAN E. LESTER
           BERNARD M. FOX                        CHIEF FINANCIAL OFFICER
              DIRECTOR                      (PRINCIPAL FINANCIAL OFFICER AND

                                              PRINCIPAL ACCOUNTING OFFICER)

        /s/ Robert J. Matura
_____________________________________
          ROBERT J. MATURA
              DIRECTOR

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
                            INDEX TO FINANCIAL DATA

                                                                           PAGE
                                                                           ----
MANAGEMENT'S DISCUSSION AND ANALYSIS
  Overview................................................................  18
  Selected Financial Data.................................................  20
  Consolidated Statement of Income Analysis...............................  21
  Consolidated Balance Sheet Analysis.....................................  29
  Credit Risk Management..................................................  35
  Fourth Quarter Summary..................................................  44
FINANCIAL STATEMENTS
  Consolidated Statement of Income........................................  46
  Consolidated Balance Sheet..............................................  47
  Consolidated Statement of Changes in Shareholders' Equity...............  48
  Consolidated Statement of Cash Flows....................................  49
  Notes to Consolidated Financial Statements..............................  50
  Management's Report.....................................................  82
  Report of Independent Accountants.......................................  83
SUPPLEMENTARY INFORMATION
  Maturity of Loans.......................................................  84
  Consolidated Short-term Borrowings......................................  84
  Quarterly Consolidated Financial Information............................  85
  Domestic Time Deposits of $100 Thousand or More.........................  85
  Consolidated Average Balance Sheet, Net Interest Income and Interest
   Rates..................................................................  86
  Financial Glossary......................................................  88

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                    OVERVIEW

  Shawmut National Corporation (the "Corporation") reported net income of $237.4 million, or $1.87 per common share, for the year ended December 31, 1994, compared with income before cumulative effect of accounting changes of $282.8 million, or $2.35 per common share for 1993. Net income for 1993 was $329.0 million, or $2.75 per common share. Income before extraordinary credit for 1992 was $67.7 million, or $.60 per common share. Net income for 1992 was $86.1 million, or $.78 per common share.

  Net income for 1994 included merger and restructuring charges of $140.7 million ($99.8 million after tax, or $.84 per common share) related to the costs to integrate the acquisition of Peoples Bancorp of Worcester, Inc. ("Peoples"), New Dartmouth Bank ("New Dartmouth") and Gateway Financial Corporation ("Gateway") which were completed during 1994 and the expansion of a cost management program.

  Net income for 1993 included restructuring charges totaling $36.3 million primarily related to branch closings and personnel reductions, a $20.0 million provision for foreclosed properties related to the bulk sale of real estate loans, a $14.1 million write down in the value of excess servicing rights in various securitized consumer loan portfolios and fair lending related charges of $3.5 million. Also reflected in net income for 1993 were income tax benefits of $140.7 million, which included $52.8 million related to adopting a new accounting standard for income taxes, and an after-tax charge of $6.6 million relating to the adoption of a new accounting standard for postemployment benefits.

  Net income for 1992 included an extraordinary credit of $18.4 million that represented the realization of net operating loss carryforwards. In addition, the results for 1992 included gains of $22.3 million from the sale of automobile and home equity loan pass-through certificates.

  Excluding merger and restructuring charges, 1994 net income would have been $337.2 million, or $2.70 per common share, an increase of $94.2 million, or 39 percent, compared with 1993 net income of $243.0 million, or $2.00 per common share, before the other items discussed above.

  Net interest income on a taxable-equivalent basis for 1994 decreased $6.1 million, or 1 percent, to $1,078.9 million from $1,085.0 million in the prior year. Net interest margin on a taxable-equivalent basis declined to 3.78 percent from 4.03 percent in the prior year. Net interest income declined as a result of rising interest rates, increasing the Corporation's cost of funds and more than offsetting the increase in average interest-earning assets of $1.7 billion, or 6 percent, from the prior year.

  The provision for credit losses was $3.0 million in 1994, compared with provisions of $55.9 million in 1993 and $242.1 million in 1992. The reduction in provision was due to improving credit quality over this period. The reserve for credit losses was $542.1 million at December 31, 1994, compared with $669.2 million at December 31, 1993. The ratio of the reserve for credit losses to nonaccruing loans was 242 percent at December 31, 1994, compared with 179 percent at December 31, 1993.

  Nonaccruing loans plus foreclosed properties at December 31, 1994 totaled $242.8 million, down $194.6 million, or 44 percent, from $437.4 million at December 31, 1993. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties declined to 1.31 percent at December 31, 1994 from 2.48 percent at December 31, 1993.

  Noninterest income, excluding securities gains and losses, was $378.5 million in 1994, compared with $398.3 million in 1993, a decrease of $19.8 million, or 5 percent. Comparable noninterest income before other gains was $406.4 million in 1992. The decrease in 1994 reflects lower levels of gains from the sale of residential mortgage loans and the expiration of regulatory assistance on certain acquired loans.

  Total noninterest expenses in 1994, before the special charges discussed above and foreclosed properties provision, were $926.7 million, compared with $1,020.7 million in 1993, a decrease of $94.0 million, or 9 percent. The efficiency ratio, a measure of operating expenses before special charges to net revenue, improved to 63.6 percent in 1994 from 67.8 percent in 1993. The efficiency ratio for the fourth quarter of 1994 was 60.5 percent.

  Return on average common equity decreased from 18.90 percent in 1993 to 11.22 percent in 1994 and return on average assets decreased from 1.12 percent to .76 percent over the same period. Excluding merger, restructuring and other charges and the effect of accounting changes, return on average common equity increased from 13.71 percent in 1993 to 16.27 percent in 1994 and return on average assets increased from .83 percent to 1.08 percent for the same period.

  The Corporation's common stock closed at $16.375 per share on December 31, 1994, representing 98 percent of the $16.72 book value per common share, compared with a closing price of $21.75 per share and 134 percent of the $16.25 book value per common share a year ago.

  Results for all periods presented have been restated to reflect the acquisition of Peoples, New Dartmouth and Gateway which were completed in the second quarter of 1994 and accounted for as poolings of interests. Results for 1994 also include the purchase of: ten branches from Northeast Savings, F.A., which had deposits of approximately $427 million, on June 11, 1994; $25 million in deposits of a failed thrift institution from the Resolution Trust Company on July 18, 1994 (renamed Shawmut Bank, FSB); Cohasset Savings Bank and West Newton Savings Bank, with assets of approximately $78 million and $254 million, respectively, on September 30, 1994; and the processing services division of Poorman-Douglas, a bankruptcy claims processing company, which was completed on October 3, 1994.

  The Corporation announced in June 1994 the signing of a definitive agreement to acquire Northeast Federal Corp. of Hartford, Connecticut, with assets of $3.3 billion at December 31, 1994. The Corporation also announced in November 1994 the signing of a definitive agreement with Barclays Bank PLC and Barclays Business Credit, Inc. whereby the Corporation agreed to purchase substantially all of the net assets of the Business Finance Division ("Barclays Finance") of Barclays Business Credit, Inc. The purchase of Barclays Finance, with net assets of $2.3 billion at December 31, 1994, was completed on January 31, 1995.

  On February 20, 1995, the Corporation and Fleet Financial Group, Inc. ("Fleet") entered into an agreement and plan of merger pursuant to which the Corporation will merge with and into Fleet (the "Merger"). As a result of the Merger, each share of the Corporation's $.01 par value common stock outstanding will be converted into the right to receive .8922 shares of $1.00 par value Fleet common stock. Each share of the various series of the Corporation's preferred stock will be converted into the right to receive an equivalent series of Fleet preferred stock. The Merger is expected to be completed in the fourth quarter of 1995, and is subject to the approval of the common stock shareholders of Fleet and the Corporation, the receipt of various regulatory approvals, and the satisfaction (or, where permissible, waiver) of certain other standard closing conditions.

  For further information on the Corporation's merger and acquisitions, see
Note 2 of Notes to Consolidated Financial Statements on page 53.

                        TABLE 1--SELECTED FINANCIAL DATA

                                  1994      1993     1992     1991      1990
                                --------  --------  -------  -------   -------
                                  YEAR ENDED DECEMBER 31, (IN MILLIONS,
                                    EXCEPT PER SHARE AND RATIO DATA)
RESULTS OF OPERATIONS
Net interest income...........  $1,067.5  $1,071.6  $ 982.5  $ 816.2   $ 817.8
Provision for credit losses...       3.0      55.9    242.1    486.4     474.0
                                --------  --------  -------  -------   -------
Net interest income after
 provision for credit losses..   1,064.5   1,015.7    740.4    329.8     343.8
Securities gains, net.........                12.5     94.1     80.1      23.4
Noninterest income............     378.5     398.3    428.7    465.0     449.8
Noninterest expenses
 (excluding merger and
 restructuring charges).......     930.7   1,100.8  1,154.6  1,044.1     972.7
Merger related charges........     100.9
Restructuring related charges.      39.8      36.3
                                --------  --------  -------  -------   -------
Income (loss) before income
 taxes, extraordinary credit
 and accounting changes.......     371.6     289.4    108.6   (169.2)   (155.7)
Income taxes..................     134.2       6.6     40.9      4.1        .5
                                --------  --------  -------  -------   -------
Income (loss) before
 extraordinary credit and
 accounting changes...........     237.4     282.8     67.7   (173.3)   (156.2)
Extraordinary credit..........                         18.4
Cumulative effect of
 accounting changes...........                46.2
                                --------  --------  -------  -------   -------
Net income (loss).............  $  237.4  $  329.0  $  86.1  $(173.3)  $(156.2)
                                ========  ========  =======  =======   =======
Net income (loss) applicable
 to common shares.............  $  221.9  $  313.6  $  81.3  $(175.6)  $(158.6)
                                ========  ========  =======  =======   =======
COMMON SHARE DATA
Income (loss) before
 extraordinary credit and
 accounting changes...........  $   1.87  $   2.35  $   .60  $ (2.04)  $ (1.89)
Net income (loss).............      1.87      2.75      .78    (2.04)    (1.89)
Dividends declared............       .82       .50                         .75
Book value....................     16.72     16.25    13.69    13.22     15.65
Average shares................     119.0     113.9    104.4     85.9      84.1
END OF PERIOD BALANCES
Loans.........................  $ 18,487  $ 17,598  $17,351  $17,292   $16,832
Reserve for credit losses.....       542       669      908    1,044       971
Interest-earning assets.......    29,328    28,516   25,949   23,784    22,518
Nonaccruing loans.............       224       373      758    1,177     1,553
Total assets..................    32,399    31,103   29,256   26,878    25,832
Notes and debentures..........     2,022       759      810      665       679
Shareholders' equity..........     2,197     2,102    1,732    1,269     1,355
RATIOS
Return on average assets:
Before merger, restructuring
 and other charges and
 the effect of accounting
 changes......................      1.08%      .83%     .26%    (.66)%    (.57)%
Based on net income (loss)....       .76      1.12      .33     (.66)     (.57)
Return on average common
 equity:
Before merger, restructuring
 and other charges and
 the effect of accounting
 changes......................     16.27     13.71     4.44   (13.93)   (10.32)
Based on net income (loss)
 applicable to common shares..     11.22     18.90     5.73   (13.93)   (10.32)
Efficiency....................     63.59     67.85    71.09    73.79     72.92
Net charge-offs to average
 loans outstanding............       .76      1.72     2.30     2.54      1.41
Nonaccruing loans to loans....      1.21      2.12     4.37     6.80      9.23
Nonaccruing loans plus
 foreclosed properties to
 loans
 plus foreclosed properties...      1.31      2.48     5.81     8.83     10.60
Reserve for credit losses to
 nonaccruing loans............    242.00    179.00   120.00    89.00     63.00
Average shareholders' equity
 to average assets............      6.90      6.34     5.69     5.05      5.69
Dividends declared on common
 stock to net income
 applicable to common stock...     42.63     16.46

  Amounts previously reported have been restated on a pooling of interests basis to reflect the acquisition of Peoples Bancorp of Worcester, Inc., New Dartmouth Bank and Gateway Financial Corporation.

BANKING ACTIVITIES

  The Corporation's banking activities primarily include consumer banking, commercial banking, financial institutions and investment services. Consumer banking consists of banking services for consumers and small businesses and includes such products as installment and residential mortgage loans. Commercial banking consists of various banking services to middle-market and large corporate customers and includes such products as commercial and real estate loans and cash management services. Financial institutions includes loans to enterprises such as insurance companies and correspondent banks, as well as municipal and governmental entities. Investment services activities include trust and advisory services to personal, corporate and institutional clients. Revenues from these banking activities consist primarily of interest income on loans and fees for services. Refer to "Business Line Results" on page 27 for a discussion of the operating results of these business lines.

                   CONSOLIDATED STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME

  Net interest income on a taxable-equivalent basis was $1,078.9 million in 1994, compared with $1,085.0 million in 1993 and $997.8 million in 1992. The decrease in taxable-equivalent net interest income in 1994 reflects higher levels of average interest-earning assets, primarily securities and loans, offset by an increase in the Corporation's cost of funds, which outpaced the repricing of interest-earning assets. Average loans increased $520.8 million to $17.7 billion in 1994 from $17.1 billion in 1993. Growth in the Corporation's commercial loan portfolio contributed approximately $285 million of this increase, while consumer lending, which includes residential mortgage, home equity and installment loans, grew by approximately $561 million. Offsetting these increases were declines in owner-occupied and investor/developer commercial real estate loans of approximately $325 million. Average securities increased $1.3 billion to $10.3 billion in 1994 compared with $8.9 billion in 1993. The growth in the securities portfolio reflects the strategy of maintaining balance sheet leverage while the loan portfolio composition has been selectively adjusted toward higher-yielding lending products. This adjustment of the loan portfolio included the deliberate reduction of approximately $1.2 billion in money market priced commercial loans with narrow profit margins since December 31, 1993. The improvement in taxable-equivalent net interest income from 1992 to 1993 reflected higher levels of interest-earning assets, primarily securities, as well as lower funding costs given the lower interest rate environment during 1993. An analysis of net interest income is presented in Table 2.

  The net interest margin, on a taxable-equivalent basis, was 3.78 percent in 1994, a decrease of 25 basis points from 4.03 percent in 1993 and 37 basis points from 4.15 percent in 1992. The decline in net interest margin in 1994 reflects the Corporation's interest-bearing liabilities repricing faster than its interest-earning assets as interest rates have risen during this period. The Corporation utilizes short-term borrowings as a source of funding for a portion of its interest-earning assets, including federal funds purchased and securities sold under agreements to repurchase. The average interest rate paid on securities sold under agreements to repurchase increased from 3.06 percent in 1993 to 4.11 percent in 1994, or an increase of 105 basis points. Also, the average interest rate paid on federal funds purchased increased to 4.21 percent in 1994 from 3.09 percent in 1993, or an increase of 112 basis points. The decline in net interest margin from 1992 to 1993 reflected a shift in the mix of average interest-earning assets from loans to securities. If further increases in interest rates occur, then the resultant contraction of the spread between the Corporation's interest-earning assets and funding sources would reduce the net interest margin. A discussion on interest rate risk appears on page 31. An analysis of net interest margin and changes in rate and volume is presented in Table 3 and Table 4, respectively.

                    TABLE 2--ANALYSIS OF NET INTEREST INCOME

                                 1994      1993      1992      1991      1990
                               --------  --------  --------  --------  --------
                                  YEAR ENDED DECEMBER 31, (IN MILLIONS)
INTEREST AND DIVIDEND INCOME
 (tax-equivalent basis)
Loans........................  $1,316.6  $1,247.9  $1,308.3  $1,478.2  $1,891.2
Securities
  Available for sale, at fair
   value.....................     151.6
  At lower of aggregate cost
   or fair value.............               238.2     239.9      29.5      51.0
  Held to maturity...........     443.9     309.7     272.3     479.4     394.0
Residential mortgages held
 for sale....................      14.8      29.6      27.3      19.2      22.4
Short-term investments.......      21.3      13.4      21.6      41.7     151.5
Trading account securities...       1.1       1.6       2.4       2.8       4.8
                               --------  --------  --------  --------  --------
    Total interest income....   1,949.3   1,840.4   1,871.8   2,050.8   2,514.9
                               --------  --------  --------  --------  --------
INTEREST EXPENSE
Savings, money market and NOW
 accounts....................     163.3     183.3     272.7     403.1     498.3
Time certificates of deposit
 of $100 thousand
 or more.....................      45.7      25.7      45.4     103.7     152.3
Domestic time deposits.......     180.7     206.8     301.9     422.9     553.6
Foreign time deposits........      16.6       5.2       2.5       4.0      20.0
                               --------  --------  --------  --------  --------
  Total interest on deposits.     406.3     421.0     622.5     933.7   1,224.2
Other borrowings.............     368.4     262.4     192.2     217.7     370.0
Notes and debentures.........      95.7      72.0      59.3      60.5      63.1
                               --------  --------  --------  --------  --------
    Total interest expense...     870.4     755.4     874.0   1,211.9   1,657.3
                               --------  --------  --------  --------  --------
NET INTEREST INCOME (tax-
 equivalent basis)...........   1,078.9   1,085.0     997.8     838.9     857.6
Tax-equivalent adjustment....      11.4      13.4      15.3      22.7      39.8
                               --------  --------  --------  --------  --------
NET INTEREST INCOME..........  $1,067.5  $1,071.6  $  982.5  $  816.2  $  817.8
                               ========  ========  ========  ========  ========
INTEREST RATE SPREAD
 (tax-equivalent basis)......      3.21%     3.51%     3.54%     2.93%     2.43%
                               ========  ========  ========  ========  ========
NET INTEREST MARGIN (tax-
 equivalent basis)...........      3.78%     4.03%     4.15%     3.71%     3.42%
                               ========  ========  ========  ========  ========

                    TABLE 3--ANALYSIS OF NET INTEREST MARGIN

                                 1994      1993      1992      1991      1990
                               --------  --------  --------  --------  --------
                                  YEAR ENDED DECEMBER 31, (IN MILLIONS)
Net interest income (tax-
 equivalent basis)...........  $1,078.9  $1,085.0  $  997.8  $  838.9  $  857.6
                               ========  ========  ========  ========  ========
Average interest-earning
 assets supported by:
  Interest-bearing
   liabilities...............  $ 24,191  $ 22,749  $ 20,564  $ 20,782  $ 21,827
  Noninterest-bearing
   liabilities...............     4,422     4,200     3,468     3,079     3,273
                               --------  --------  --------  --------  --------
Total average interest-
 earning assets..............  $ 28,613  $ 26,949  $ 24,032  $ 23,861  $ 25,100
                               ========  ========  ========  ========  ========
Average yields and average
 rates
 (tax-equivalent basis):
  Interest-earning assets
   yield.....................      6.81%     6.83%     7.79%     9.05%    10.02%
  Rate paid on interest-
   bearing liabilities.......      3.60      3.32      4.25      6.12      7.59
                               --------  --------  --------  --------  --------
Interest rate spread.........      3.21%     3.51%     3.54%     2.93%     2.43%
                               --------  --------  --------  --------  --------
Net interest margin..........      3.78%     4.03%     4.15%     3.71%     3.42%
                               ========  ========  ========  ========  ========

                         TABLE 4--RATE-VOLUME ANALYSIS

  The following table, which is presented on a tax-equivalent basis, reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and volume on a pro rata basis.

                            1994    CHANGES DUE TO      1993    CHANGES DUE TO
                          INCREASE  ---------------   INCREASE  ---------------
                         (DECREASE)  RATE   VOLUME   (DECREASE)  RATE    VOLUME
                         ---------- ------  -------  ---------- -------  ------
                                YEAR ENDED DECEMBER 31, (IN MILLIONS)
INTEREST AND DIVIDEND
 INCOME CHANGE
Loans...................  $  68.7   $ 30.3  $  38.4    $(60.4)  $(116.4) $ 56.0
Securities
  Available for sale, at
   fair value...........    151.6             151.6
  At lower of aggregate
   cost or fair value...   (238.2)           (238.2)     (1.7)    (51.5)   49.8
  Held to maturity......    134.2    (16.8)   151.0      37.4     (64.4)  101.8
Residential mortgages
 held for sale..........    (14.8)      .8    (15.6)      2.3      (2.2)    4.5
Short-term investments..      7.9      7.2       .7      (8.2)     (3.0)   (5.2)
Trading account
 securities.............      (.5)      .1      (.6)      (.8)     (1.1)     .3
                          -------   ------  -------    ------   -------  ------
    Total interest
     income change......    108.9     21.6     87.3      31.4    (238.6)  207.2
                          -------   ------  -------    ------   -------  ------
INTEREST EXPENSE CHANGE
Savings, money market
 and NOW accounts.......    (20.0)   (15.4)    (4.6)    (89.4)   (100.8)   11.4
Time certificates of
 deposit of $100
 thousand
 or more................     20.0      6.9     13.1     (19.7)     (9.1)  (10.6)
Domestic time deposits..    (26.1)   (12.6)   (13.5)    (95.1)    (41.0)  (54.1)
Foreign time deposits...     11.4      3.5      7.9       2.7       (.2)    2.9
                          -------   ------  -------    ------   -------  ------
  Total interest on
   deposits change......    (14.7)   (17.6)     2.9    (201.5)   (151.1)  (50.4)
Other borrowings........    106.0     65.2     40.8      70.2     (38.5)  108.7
Notes and debentures....     23.7    (13.6)    37.3      12.7      (2.1)   14.8
                          -------   ------  -------    ------   -------  ------
    Total interest
     expense change.....    115.0     34.0     81.0    (118.6)   (191.7)   73.1
                          -------   ------  -------    ------   -------  ------
NET INTEREST INCOME
 CHANGE.................  $  (6.1)  $(12.4) $   6.3    $ 87.2   $ (46.9) $134.1
                          =======   ======  =======    ======   =======  ======

PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $3.0 million in 1994 (which reflects the provisions made by acquired institutions), down $52.9 million from the provision of $55.9 million in 1993 and down $239.1 million from the provision of $242.1 million in 1992. The decrease in provision is directly related to improving credit quality over this time period. With continuing increases in reserve coverage of nonaccruing loans and improving credit quality in the loan portfolio, the Corporation does not currently anticipate that provisions for credit losses will be necessary in the first half and possibly all of 1995. Future levels of the reserve for credit losses and provisions for credit losses may by affected by changes in economic conditions and loan quality. Refer to "Reserve for Credit Losses" on page 41 for a discussion of the Corporation's reserve for credit losses.

                          TABLE 5--NONINTEREST INCOME

                                               1994   1993   1992   1991   1990
                                              ------ ------ ------ ------ ------
                                                 YEAR ENDED DECEMBER 31, (IN
                                                          MILLIONS)
Customer service fees:
  Deposit transaction and other services..... $ 97.7 $ 91.5 $ 81.5 $ 86.5 $ 75.3
  Cash management services...................   64.6   74.6   89.5   82.5   63.6
  Credit and trade related services..........   21.6    8.8    8.9    7.2   11.6
  Investment services and commissions........   11.9   11.6    7.6    7.1    7.2
                                              ------ ------ ------ ------ ------
    Total....................................  195.8  186.5  187.5  183.3  157.7
                                              ------ ------ ------ ------ ------
Trust and agency fees:
  Personal...................................   73.1   72.7   72.0   70.7   68.9
  Institutional..............................   18.7   19.0   18.6   19.4   17.8
  Corporate..................................   17.0   15.8   14.9   13.0   12.4
  Not-for-profit.............................    8.7    9.3    9.6    8.9    7.4
                                              ------ ------ ------ ------ ------
    Total....................................  117.5  116.8  115.1  112.0  106.5
                                              ------ ------ ------ ------ ------
Other income:
  Loan servicing.............................   32.2   16.0   20.2   33.3   23.7
  Foreign exchange trading...................    1.0    3.0    9.3    5.6    7.4
  Residential mortgage sales.................    1.9   26.9   10.0    2.3   28.6
  Trading account profits....................    4.5    6.4    6.6    7.1    6.4
  FDIC assistance............................          13.8    5.0
  Other......................................   25.6   28.9   52.7   44.9   40.4
                                              ------ ------ ------ ------ ------
    Total....................................   65.2   95.0  103.8   93.2  106.5
                                              ------ ------ ------ ------ ------
     Subtotal................................  378.5  398.3  406.4  388.5  370.7
Loan securitizations and sales...............                 22.3          32.4
Other gains..................................                        76.5   46.7
Securities gains, net........................          12.5   94.1   80.1   23.4
                                              ------ ------ ------ ------ ------
    Total noninterest income................. $378.5 $410.8 $522.8 $545.1 $473.2
                                              ====== ====== ====== ====== ======

  Noninterest income, excluding securities gains and losses, was $378.5 million in 1994, compared with $398.3 million in 1993, a decrease of $19.8 million, or 5 percent. Comparable noninterest income before other gains was $406.4 million in 1992.

  Customer service fees increased $9.3 million to $195.8 million in 1994 from $186.5 million in 1993. Customer service fees were $187.5 million in 1992. Credit and trade related services increased by $12.8 million in 1994 resulting from higher levels of customer loan facilities and trade services, primarily letters of credit. Deposit transaction and other services increased by $6.2 million in 1994, which is attributable to price increases on automated teller transactions and consumer overdraft fees, coupled with increased usage of the Corporation's Convenience Plus Card product. Investment services and commissions were relatively unchanged from 1993 to 1994. Offsetting these increases was a decrease in cash management services of $10.0 million, which reflects an increase in customer earnings credits for deposit balances and competitive pricing considerations.

  Trust and agency fees increased $.7 million to $117.5 million in 1994 from $116.8 million in 1993. Trust and agency fees were $115.1 million in 1992. The improvement in 1994 over the prior year resulted from the acquisition of the processing services division of Poorman-Douglas, which contributed approximately $2.2 million in the fourth quarter of 1994. Offsetting this increase was a decline in not-for-profit fees of $.6 million. Trust and other assets under management totaled $15.0 billion at December 31, 1994, compared with $15.4 billion at year-end 1993 and $13.7 billion at year-end 1992.

  Other income declined $29.8 million to $65.2 million in 1994 from $95.0 million in 1993. Included in other income for 1993 were gains on residential mortgage loan sales of $26.9 million, compared with $1.9 million in 1994, and Federal Deposit Insurance Corporation ("FDIC") assistance of $13.8 million. The decline in gains on residential mortgage loan sales reflects a lower level of secondary market activity as rising interest rates during 1994 slowed mortgage sales. FDIC assistance, which relates to agreements between the FDIC and New Dartmouth, expired in 1994. Excluding these items, the increase in other income of $9.0 million in 1994 resulted primarily from an increase of $12.8 million realized on sales of mortgage servicing rights, offset by a reduction in foreign exchange trading profits of $2.0 million and trading account revenues of $1.9 million. Total noninterest income of $522.8 million in 1992 included gains of $22.3 million from the sale of automobile and home equity loan pass-through certificates.

                         TABLE 6--NONINTEREST EXPENSES

                                   1994      1993      1992      1991     1990
                                 --------  --------  --------  --------  ------
                                   YEAR ENDED DECEMBER 31, (IN MILLIONS)
Compensation...................  $  392.0  $  414.1  $  402.2  $  386.4  $406.7
Benefits.......................      86.1      86.2      72.5      68.9    69.1
Occupancy......................      99.3     105.4     112.3     101.8   107.2
Equipment......................      55.2      58.4      67.2      67.5    71.7
FDIC insurance premiums........      43.7      52.3      44.9      42.7    23.4
Communications.................      43.0      45.9      48.2      47.0    52.8
Advertising....................      19.9      22.2      16.0      12.3    15.4
Foreclosed properties expense..       7.7      28.6      37.4      38.3    11.3
Other..........................     179.8     207.6     213.5     197.2   195.8
                                 --------  --------  --------  --------  ------
  Subtotal.....................     926.7   1,020.7   1,014.2     962.1   953.4
Merger related charges.........     100.9
Restructuring charges..........      39.8      36.3
Fair lending related charges...                 3.5
Foreclosed properties
 provision.....................       4.0      76.6     140.4      82.0    19.3
                                 --------  --------  --------  --------  ------
    Total noninterest expenses.  $1,071.4  $1,137.1  $1,154.6  $1,044.1  $972.7
                                 ========  ========  ========  ========  ======
Efficiency ratio...............      63.6%     67.8%     71.1%     73.8%   72.9%
Full-time equivalent employees.     9,565    11,348    11,926    11,993  11,748

  Noninterest expenses, excluding merger, restructuring and fair lending related charges and foreclosed properties provision, were $926.7 million in 1994, compared with $1,020.7 million in 1993, a decrease of $94.0 million, or 9 percent. Comparable expenses were $1,014.2 million in 1992. Excluding merger, restructuring and fair lending related charges and foreclosed properties provision, the efficiency ratio improved to 63.6 percent in 1994 from 67.8 percent in 1993 and 71.1 percent in 1992.

  The reduction in noninterest expenses in 1994 reflects the results of cost management initiatives implemented in 1993 and 1994 which have included workforce reductions, branch closings and consolidations and other expense control actions, in addition to declining problem asset resolution costs. Also contributing to the reduction in noninterest expenses were savings associated with the initial consolidation of the acquired entities which were consummated in the second quarter of 1994.

  Compensation and benefits expense decreased $22.2 million, or 4 percent, to $478.1 million in 1994 from $500.3 million in 1993. The decline in compensation and benefits expense reflects reductions in personnel from the cost management initiatives referred to above as well as savings associated with acquisition consolidations. Full-time equivalent employees totaled 9,565 at December 31, 1994, compared with 11,348 at December 31, 1993.

  FDIC insurance premiums totaled $43.7 million for the year ended December 31, 1994, compared with $52.3 million and $44.9 million for the years ended December 31, 1993 and 1992, respectively. The decrease in premiums of $8.6 million during 1994, or 16 percent, reflects a lower assessment rate charged on insured deposits under the FDIC's risk-based assessment system. Under this system, all of the Corporation's insured deposits were subject to the lowest rate, $.23 per $100 of deposits, at year-end 1994.

  Merger related charges of $100.9 million recorded in 1994 reflect the costs to integrate Peoples, New Dartmouth and Gateway. The merger related charges include: $18.9 million for severance and benefits costs for workforce reductions; $39.4 million for the closure of duplicative branches and facilities and cancellation of vendor contracts; $11.1 million for financial advisory, legal and accounting expenses; and $7.0 million for losses on the accelerated sales of foreclosed properties. In addition, the sales of securities and disposition of residential mortgage loans of the acquired entities to maintain an interest rate risk profile consistent with that of the Corporation resulted in losses of $12.5 million and $12.0 million, respectively, which are included in merger related charges. At December 31, 1994, the integration of Peoples and Gateway were substantially completed. The integration of New Dartmouth was substantially completed in January 1995. Accrued merger expenses totaled $13.8 million at December 31, 1994.

  Restructuring related charges of $39.8 million recorded in 1994 reflect the expansion of the Corporation's cost management program. The program included an organizational streamlining and the elimination of more than 600 full-time equivalent positions. The expanded program had also identified cost reductions to be achieved through improved management of occupancy costs and consolidation of purchasing activities. The restructuring related charges in 1994 include $26.6 million for severance and benefit related costs and $13.2 million for the consolidation of branch and operations facilities and other costs. It is anticipated that the restructuring program will be substantially completed by the end of the second quarter of 1995. Accrued restructuring expenses totaled $19.0 million at December 31, 1994.

  Included in total noninterest expenses for 1993 are restructuring and other charges consisting of $36.3 million primarily related to branch closings and personnel reductions and a $14.1 million write down in the value of excess servicing rights (included in other expenses) of various securitized consumer loan portfolios in view of prepayment experience and the decline in interest rates during early 1993.

  The provision for foreclosed properties was $4.0 million in 1994, down $72.6 million from $76.6 million in 1993 and down $136.4 million from $140.4 million in 1992. The decline in the foreclosed properties provision over this period reflects the decline in the level of foreclosed properties, the stabilization of property values in the Corporation's primary markets and the effective management of these assets. Included in foreclosed properties provision in 1993 were provisions of $20.0 million for the bulk sale of foreclosed properties and $7.7 million relating to a pool of commercial properties that were sold at auction. The 1992 provision for foreclosed properties included charges totaling $23.6 million related primarily to bulk sales of residential and commercial properties sold at auction.

  In 1993, the Corporation adopted Statement of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective January 1, 1993. This accounting standard requires the expected cost of postretirement health care and life insurance benefits to be accrued and charged to operations during the years the employees render the service. The Corporation is amortizing the transition obligation of $95.5 million on a straight-line basis over 20 years. The postretirement benefits expense was $15.0 million and $14.9 million in 1994 and 1993, respectively. Previously, the Corporation's postretirement benefits were expensed as claims were paid and totaled approximately $5.0 million in 1992.

  The Corporation also adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits", in the fourth quarter of 1993, retroactive to January 1, 1993. The Corporation provides disability and workers' compensation related benefits to former or inactive employees after employment but before retirement and had also provided supplemental severance benefits to certain former employees. This accounting standard requires that the cost of these benefits be accrued and charged to operations if the obligation is attributable to services already rendered, rights to such benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. The effect of adopting this accounting standard resulted in an after-tax charge of $6.6 million recorded as a cumulative effect of a change in method of accounting in 1993. Previously, these benefits were expensed as payments were made.

INCOME TAXES

  The provision for income taxes was $134.2 million in 1994, compared with $6.6 million in 1993 and $40.9 million in 1992. The Corporation had an effective income tax rate of 37.8 percent in 1994, which excludes a $5.0 million tax expense related to acquisitions and the reduction of acquired entities' deferred federal tax asset valuation allowances of $11.2 million.

  The Corporation's income tax expense for 1993, prior to the reduction in the deferred federal tax asset valuation allowance and the benefit of income tax rate changes, was $97.2 million, representing an effective income tax rate of
33.6 percent. Income tax expense for 1992 was $40.9 million, representing an effective income tax rate of 37.7 percent. The increase in the effective income tax rate for 1994, when compared with 1993, was due to a decline in the level of nontaxable income and an increase in state taxes during 1994. The lower effective income tax rate for 1993, when compared with 1992, primarily reflects the net operating loss in 1992 that did not generate a current tax benefit for financial reporting purposes.

  The Corporation adopted FAS No. 109, "Accounting for Income Taxes", prospectively, during the first quarter of 1993 and the cumulative effect of this accounting change was the recognition of a $52.8 million income tax benefit in the first quarter of 1993. Total income tax benefits were $140.7 million in 1993.

  The Corporation's net deferred federal tax asset was $165.0 million at December 31, 1994. Based on management's best judgment regarding the amount and timing of future taxable income and the estimated pattern of the reversal of temporary differences, no deferred federal tax valuation allowance was recorded at December 31, 1994. Taxable income necessary to be generated in future periods to realize this net deferred federal tax asset would be approximately $440 million. Estimated taxable income for 1994 was approximately $159 million. Assuming the Corporation maintained this level of book taxable income generated in 1994, the net deferred tax asset would be realized in approximately 3 years. The Corporation's net deferred federal tax asset at December 31, 1993 was $200.9 million, inclusive of a federal valuation allowance of $11.2 million relating to acquired entities. Deferred state tax assets, net of related federal tax, totaled $98.4 million at December 31, 1994 and were reduced in their entirety by a valuation allowance of the same amount, compared with $115.1 million at December 31, 1993. For further information regarding income taxes, see Note 13 of Notes to Consolidated Financial Statements on page 69.

BUSINESS LINE RESULTS

  The following table presents the Corporation's business line information for the year ended December 31, 1994. The Corporation's four primary business lines are consumer banking, commercial markets, financial institutions and investment services. Business line financial results are derived from the Corporation's internal management profitability reporting system, which specifically allocates assets, deposits and certain results of operations to a business line. It is not practicable to make an exact separation between business lines; therefore, various assumptions have been made to arrive at allocations and adjustments used in presenting this data. Such assumptions are judgmental in nature and, accordingly, the results may not be precise. The development of these allocations and adjustments is a continuous process. An internal funds transfer pricing system allocates cost of funds used or credit for funds provided to all assets and liabilities using a duration matched funding concept. Expenses which directly support business line operations are allocated based on actual usage and volume measurements. Expenses which indirectly support business line operations as well as those which primarily support the holding company are allocated based on volumes or percentages. Certain assets and related funding sources, primarily securities and residential mortgage loans which are part of the Corporation's capital markets activities, are not allocated to the four primary business lines and are included in "Other" as set forth below. The provision for credit losses and reserve for credit losses are allocated based on factors which consider credit risk and loan type. Capital is allocated within the internal management profitability reporting system based upon credit, interest rate, market and operational risk.

  The following amounts presented reflect the information derived from the Corporation's internal management reporting system.

                         TABLE 7--BUSINESS LINE RESULTS

                         CONSUMER COMMERCIAL  FINANCIAL   INVESTMENT
                         BANKING   MARKETS   INSTITUTIONS  SERVICES   OTHER   CONSOLIDATED
                         -------- ---------- ------------ ---------- -------  ------------
                                    YEAR ENDED DECEMBER 31, 1994 (IN MILLIONS)
Net interest income.....  $456.7    $282.2      $ 74.3      $ 22.2   $ 232.1    $1,067.5
Provision for credit
 losses.................    27.9       (.5)        1.3         1.4     (27.1)        3.0
Noninterest income......   175.5      49.6        54.2       112.3     (13.1)      378.5
Noninterest expense.....   481.5     183.5        90.0       110.8     205.6     1,071.4
                          ------    ------      ------      ------   -------    --------
Income before income
 taxes..................  $122.8    $148.8      $ 37.2      $ 22.3   $  40.5    $  371.6
                          ======    ======      ======      ======   =======    ========
Total average assets....  $7,257    $8,048      $1,262      $  488   $14,264    $ 31,319
                          ======    ======      ======      ======   =======    ========

CONSUMER BANKING

  Consumer Banking consists of community, private, small business, urban business, mortgage banking and indirect auto programs. The Consumer Banking business line provides basic banking services that satisfy the transaction, credit, savings and investment needs of both individuals and small businesses.

COMMERCIAL MARKETS

  Commercial Markets consists of commercial banking, specialized lending, asset-based lending, national banking and commercial real estate activities. The Commercial Markets business line provides commercial and asset-based lending, and investment and cash management services to companies in selected industries.

FINANCIAL INSTITUTIONS

  Financial Institutions consists of insurance industries, correspondent banks, corporate trust, government finance and cash management. The Financial Institutions business line provides credit, cash management and corporate trust services to insurance, government and correspondent banking customers.

INVESTMENT SERVICES

  Investment Services consists of personal investment services, institutional investment services, personal trust and international treasury activities that distribute a wide range of asset management and administrative services to a variety of institutional and retail customers.

OTHER

  Other consists primarily of capital markets activities, which include net interest income related to securities and residential mortgage loans, as well as certain other expenses such as merger and restructuring related charges that are not allocated to the four primary business lines. In addition, the adjustment to the business line allocation for the provision for credit losses to reflect the consolidated amount, as reported, is included in this amount.

                      CONSOLIDATED BALANCE SHEET ANALYSIS

  Total assets at December 31, 1994 were $32.4 billion, up $1.3 billion, or 4 percent, from $31.1 billion at December 31, 1993.

  Total loans increased $889 million, or 5 percent, to $18.5 billion at December 31, 1994 from $17.6 billion at year-end 1993. Commercial and industrial loans increased $613 million, primarily due to growth in the Corporation's specialized lending, financial institutions and national banking sectors. Consumer lending, which includes residential, home equity and installment loans, increased $578 million, or 7 percent, to $8.6 billion. In connection with the acquisitions completed in 1994, the Corporation sold $244.0 million of fixed-rate residential mortgage loans in the third quarter of 1994. The Corporation recognized a loss of $12.0 million (included in merger related charges) on the sale of these loans. Average loans totaled $17.7 billion in 1994, up $521 million, or 3 percent from $17.1 billion in the prior year. For a discussion of credit quality and the composition of the loan portfolio, see "Credit Risk Management" beginning on page 35. Residential mortgages held for sale declined to $72.2 million at December 31, 1994, or 85 percent, from $472.5 million at December 31, 1993, reflecting the decline in mortgage loan originations as a result of increasing interest rates during 1994.

  Total securities decreased $350 million, or 3 percent, to $10.0 billion at December 31, 1994. Securities classified as available for sale declined $1.2 billion, or 38 percent, to $2.0 billion at December 31, 1994 from $3.2 billion at December 31, 1993. Securities classified as held to maturity increased $848 million, or 12 percent, to $8.0 billion at December 31, 1994. Securities classified as available for sale declined as a portion of sales and maturities were reinvested in the securities portfolio classified as held to maturity. The Corporation uses a duration concept to quantify the exposure within its securities portfolio to changes in the level of interest rate risk. Duration is generally quoted in years and represents the price risk of an equivalent maturity zero coupon bond. The higher the duration value, the greater the interest rate risk. The hedge-adjusted duration of the Corporation's available for sale and held to maturity securities portfolios were 1.36 years and 2.37 years, respectively, at December 31, 1994.

  As part of the acquisitions completed during the second quarter of 1994, certain securities previously classified as held to maturity by the acquired entities were transferred to securities classified as available for sale and certain securities classified as available for sale were sold in order to maintain the Corporation's interest rate risk profile. The net loss recognized upon the sale of these securities of $12.5 million is included in merger related charges. Additional information regarding the Corporation's securities portfolio is presented in Note 3 of Notes to Consolidated Financial Statements on page 55.

  Tables 8 and 9 present the maturities of securities available for sale and securities held to maturity at December 31, 1994 and the weighted average yields of such securities. Mortgage backed securities are included in the tables based upon contractual maturity. The weighted average yields were calculated based on the cost and effective yields to maturity of each security. The weighted average yield on income from municipal obligations and equity securities was adjusted to a tax-equivalent basis, using a federal income tax rate of 35 percent.

                     TABLE 8--SECURITIES AVAILABLE FOR SALE

                             UNDER    1-5     5-10     OVER   NO FIXED
                             1 YEAR  YEARS   YEARS   10 YEARS MATURITY  TOTAL
                             ------  ------  ------  -------- -------- --------
                                     DECEMBER 31, 1994 (IN MILLIONS)
U.S. Government and agency
 securities................  $ 87.1  $955.3  $180.2   $206.2           $1,428.8
Equity securities..........    52.5                            $ 87.9     140.4
Other securities...........                    33.3    389.3              422.6
State and municipal obliga-
 tions.....................                               .1                 .1
                             ------  ------  ------   ------   ------  --------
    Total..................  $139.6  $955.3  $213.5   $595.6   $ 87.9  $1,991.9
                             ======  ======  ======   ======   ======  ========
Weighted average yield
 (tax-equivalent basis)....    5.99%   6.56%   6.58%    8.09%   10.01%     7.13%

                      TABLE 9--SECURITIES HELD TO MATURITY

                                UNDER     1-5       5-10      OVER
                                1 YEAR   YEARS     YEARS    10 YEARS   TOTAL
                                ------  --------  --------  --------  --------
                                     DECEMBER 31, 1994 (IN MILLIONS)
U.S. Government and agency se-
 curities...................... $520.1  $2,299.5  $2,084.6  $  605.7  $5,509.9
Other securities...............   12.3     983.4     258.5   1,236.3   2,490.5
                                ------  --------  --------  --------  --------
    Total...................... $532.4  $3,282.9  $2,343.1  $1,842.0  $8,000.4
                                ======  ========  ========  ========  ========
Weighted average yield (tax-
 equivalent basis).............   4.27%     5.50%     6.40%     6.08%     5.81%

  The following table summarizes the Corporation's securities classified as available for sale at December 31, 1994 and 1993 and the carrying amount of securities reported at the lower of aggregate cost or fair value at December 31, 1992.

                                                        1994     1993     1992
                                                      -------- -------- --------
                                                      DECEMBER 31, (IN MILLIONS)
U.S. Government and agency securities
  U.S. Treasury...................................... $1,222.7 $1,693.1 $  931.4
  Mortgage backed....................................    206.1    756.3  2,221.6
Equity securities....................................    140.4    216.3    192.9
Corporate mortgage backed and other securities.......    422.6    523.7    258.9
State and municipal obligations......................       .1       .2      4.1
                                                      -------- -------- --------
    Total............................................ $1,991.9 $3,189.6 $3,608.9
                                                      ======== ======== ========

  The following table summarizes the Corporation's securities classified as held to maturity for the periods indicated.

                                                       1994     1993     1992
                                                     -------- -------- --------
                                                     DECEMBER 31, (IN MILLIONS)
U.S. Government and agency securities
  Mortgage backed................................... $3,556.1 $3,332.2 $2,122.2
  U.S. Treasury.....................................  1,953.8  1,713.5    287.7
State and municipal obligations.....................               1.6
Other securities
  Mortgage backed...................................    602.3    345.0    283.8
  Asset backed and other............................  1,888.2  1,760.0    979.6
                                                     -------- -------- --------
    Total........................................... $8,000.4 $7,152.3 $3,673.3
                                                     ======== ======== ========

  Total deposits at December 31, 1994 were $20.7 billion, up $2.0 billion, or 11 percent, from $18.7 billion at December 31, 1993. Demand deposits increased $406 million, or 9 percent, to $5.2 billion at December 31, 1994, primarily due to customer preferences for maintaining higher deposit balances in lieu of direct fee payments. Time deposits were $6.1 billion at December 31, 1994, up $1.3 billion, or 27 percent, from $4.8 billion at year-end 1993. This increase primarily reflects the Corporation reducing its reliance on short-term funding sources and expanding its retail brokered deposit program. Other short-term funding sources, including federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, decreased $2.2 billion, or 24 percent, to $7.1 billion at December 31, 1994 from $9.3 billion at the end of 1993.

  Average interest-bearing deposits were $14.5 billion in 1994, compared with $14.6 billion in 1993. Noninterest-bearing deposits averaged $4.6 billion in 1994, up $219 million from the 1993 average of $4.4 billion. Other borrowings averaged $8.4 billion in 1994, up $1.0 billion from $7.3 billion in the prior year.

  Notes and debentures totaled $2.0 billion at December 31, 1994, up $1.3 billion from $758.9 million at December 31, 1993, due to notes issued under a $2.0 billion bank note facility established during the first quarter of 1994. On February 14, 1995, the Corporation's Shawmut Bank Connecticut subsidiary completed an offering of $250 million of subordinated bank notes in connection with the acquisition of Barclays Finance. Refer to "Capital" on page 34 for further discussion.

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

  Interest rate risk is evaluated and reviewed by the Asset and Liability Committee at least monthly. The Asset and Liability Committee evaluates the Corporation's overall risk profile and determines actions required to maintain and achieve a profile that is consistent with the Corporation's policies and strategic direction. Actions taken will include utilizing specific asset, liability and interest rate instruments to achieve directives by the Asset and Liability Committee.

                TABLE 10--INTEREST RATE SENSITIVITY GAP ANALYSIS

  The table below depicts the Corporation's interest rate sensitivity as of December 31, 1994. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swap and option agreements and futures contracts.

                                            REPRICING PERIODS
                          ---------------------------------------------------------------
                                     TWO-   FOUR-    SEVEN-     TEN-      OVER
                            ONE     THREE    SIX      NINE     TWELVE      ONE
                           MONTH    MONTHS  MONTHS   MONTHS    MONTHS     YEAR     TOTAL
                          -------   ------  ------   -------   -------   -------  -------
                                              (IN MILLIONS)
Short-term investments
 and other interest-
 earning assets.........  $   472   $  328  $   49                                $   849
Securities..............      243      335     382   $   353   $   829   $ 7,850    9,992
Loans...................    5,996    3,314   1,831       822       797     5,727   18,487
                          -------   ------  ------   -------   -------   -------  -------
  Total interest-earning
   assets...............    6,711    3,977   2,262     1,175     1,626    13,577   29,328
                          -------   ------  ------   -------   -------   -------  -------
Interest-bearing depos-
 its....................    2,166    1,779   2,456     1,484     1,446     6,254   15,585
Other borrowings........    6,623      365       5                            94    7,087
Notes and debentures....      848      265     200                           709    2,022
Noninterest-bearing
 sources of funds.......       54      108     431       431       431     3,179    4,634
                          -------   ------  ------   -------   -------   -------  -------
  Total.................    9,691    2,517   3,092     1,915     1,877    10,236   29,328
                          -------   ------  ------   -------   -------   -------  -------
Off-balance sheet finan-
 cial instruments.......      171    2,619     266      (470)     (285)   (2,301)
                          -------   ------  ------   -------   -------   -------
Interest rate sensitiv-
 ity gap................  $(2,809)  $4,079  $ (564)  $(1,210)  $  (536)  $ 1,040
                          =======   ======  ======   =======   =======   =======
Cumulative gap..........  $(2,809)  $1,270  $  706   $  (504)  $(1,040)  $     0
                          =======   ======  ======   =======   =======   =======
Interest rate
 sensitivity gap as a
 percent of interest-
 earning assets.........     (9.6)%   13.9%   (1.9)%    (4.1)%    (1.8)%
Cumulative gap as a
 percent of
 interest-earning
 assets.................     (9.6)%    4.3%   2.4 %     (1.7)%    (3.5)%

  As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive in the amount of $1.0 billion at December 31, 1994. A liability sensitive interest rate gap would tend to reduce earnings over a period of rising interest rates, while declining rates would enhance earnings. The effects of interest rate caps and corridors are included in the interest sensitivity table to the extent that these instruments have become operative. However, certain interest rate agreements have not been included in the interest rate sensitivity table as the level of interest rate indices at which these agreements become operative has not been reached. Based on an analysis of a 100 basis point increase in interest rates, the twelve-month cumulative liability sensitive gap at December 31, 1994 would increase from $1.0 billion to $1.3 billion when giving effect to these interest rate agreements. The Corporation also utilizes modeling and other analytical techniques to measure the effect on net interest income under different interest rate scenarios. Given an immediate 100 basis point increase in interest rates, the effect on net interest income would be a reduction of approximately $12.0 million when compared with the amount of net interest income assumed to be earned absent such an interest rate increase for the twelve-month period following December 31, 1994.

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

  At December 31, 1994, the Corporation had approximately $3.7 billion in notional amounts of interest rate swap agreements outstanding utilized for the management of interest rate risk, an increase of $1.7 billion from $2.0 billion at December 31, 1993. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments based upon a notional principal amount and maturity date. Interest rate swap agreements are utilized to synthetically alter the maturity and repricing characteristics of assets and liabilities. The periodic net settlement on interest rate swap agreements is recorded as an adjustment to interest expense and resulted in a decrease in net interest income of $19.7 million in 1994, $20.4 million in 1993 and $23.3 million in 1992.

  In addition to interest rate swap agreements, the Corporation utilizes interest rate cap and floor agreements to manage interest rate risk. Interest rate cap agreements are similar to interest rate swap agreements except that interest payments are only made or received if current interest rates rise above a predetermined interest rate. At year-end 1994, the Corporation had approximately $1.8 billion in notional amounts of purchased interest rate cap agreements and approximately $500 million in notional amounts of interest rate collar arrangements (consisting of a cap and floor) outstanding. The Corporation also had approximately $1.0 billion in notional amounts of interest rate cap agreements outstanding, which consist of a cap that is sold for a higher rate than the one that is purchased. This combination of agreements is also known as an interest rate corridor. Interest rate corridors are utilized to protect the Corporation from a contraction in the interest rate spread due to a moderate rise in interest rates. The periodic net settlement on interest rate cap and floor agreements, inclusive of premium amortization, resulted in a decrease in net interest income of $2.4 million in 1994.

  Exchange-traded futures contracts are also used by the Corporation to manage interest rate exposure. The notional amounts of futures contracts sold at December 31, 1994 were approximately $6.0 billion, an increase of $3.5 billion from $2.5 billion at December 31, 1993. At December 31, 1994, the Corporation had entered into U.S. Treasury rate futures contracts with approximately $708 million in notional amounts to manage the risk associated with the available for sale securities portfolio. The remaining $5.3 billion in notional amounts of futures contracts are used to manage interest rate risk on the Corporation's funding sources. Maturities of the notional amounts of futures contracts are as follows: $4.7 billion in 1995; $1.2 billion in 1996; and $.1 billion in 1997.

  Activity for interest rate agreements utilized for the management of interest rate risk for 1994 follows:

                                                        SWAPS
                                       -------------------------------------------
                                         PLAIN      PLAIN    AMORTIZING
                                         FIXED      FIXED      FIXED
                                          PAY      RECEIVE    RECEIVE      BASIS
                                       ---------  ---------  ----------  ---------
                                            NOTIONAL AMOUNTS (IN MILLIONS)
Balance, December 31, 1993...........  $     943  $    141   $     900
Additions............................      1,150                   500   $    605
Maturities...........................        434        81          51
Settlements..........................
                                       ---------  --------   ---------   --------
Balance, December 31, 1994...........  $   1,659  $     60   $   1,349   $    605
                                       =========  ========   =========   ========
Weighted average receive rate at year
 end.................................       5.54%     8.97%       4.59%      6.11%
                                       =========  ========   =========   ========
Weighted average pay rate at year
 end.................................       6.74%     5.63%       6.73%      6.14%
                                       =========  ========   =========   ========
Average final maturity at year end...  3.3 years  .5 years   2.2 years   .7 years
                                       =========  ========   =========   ========
                                                        OTHER
                                       -------------------------------------------
                                                                          FUTURES
                                                                         CONTRACTS
                                         CAPS     CORRIDORS   COLLARS      SOLD
                                       ---------  ---------  ----------  ---------
                                            NOTIONAL AMOUNTS (IN MILLIONS)
Balance, December 31, 1993...........  $     950  $  2,406               $  2,528
Additions............................        825       275   $     500     30,497
Maturities...........................                1,650
Settlements..........................                                      27,020
                                       ---------  --------   ---------   --------
Balance, December 31, 1994...........  $   1,775  $  1,031   $     500   $  6,005
                                       =========  ========   =========   ========
Average final maturity at year end...   .9 years  .7 years    .1 years   .8 years
                                       =========  ========   =========   ========

  The unamortized premium recorded in the Corporation's balance sheet related to interest rate risk management agreements was $32.8 million at December 31, 1994. For further information regarding interest rate instruments, see Note 15 of Notes to Consolidated Financial Statements on page 72.

LIQUIDITY

  Liquidity is the ability to meet cash needs arising from fluctuations in loans, securities, deposits and other borrowings. The Corporation manages liquidity on three levels: at a consolidated level; at the subsidiary banks level; and at the parent company (Shawmut National Corporation) level.

  The Corporation primarily manages its liquidity using an uncollateralized purchased funds concept, consistent with the condition of the Corporation's earnings, capital, asset quality and economic environment. Uncollateralized purchased funds ("UPFs") consist of federal funds purchased, large denomination certificates of deposit, Eurodollar deposits and private placement notes. When measuring liquidity, UPFs are offset by available short-term investments including federal funds sold, bid-based money market loans, reverse repurchase agreements and unused repurchase agreement collateral (U.S. Government and agency securities and highly liquid marketable securities). At December 31, 1994, UPFs were $2.8 billion. This was offset by $4.3 billion in short-term investments and unused repurchase agreement collateral leaving the Corporation with an excess of short-term investments and unused repurchase agreement collateral over UPF's of $1.5 billion. During the first quarter of 1994, the Corporation expanded its available funding alternatives by establishing a $2.0 billion bank note facility which provides access to other diversified funding sources. Notes issued under this facility totaled $1.3 billion at December 31, 1994.

  The Corporation manages the parent company's liquidity by measuring the difference between the volume of short-term investments and short-term funding sources and ongoing obligations, including debt maturities, interest payments and dividends. The parent company had short-term borrowings of $211.0 million and notes and debentures of $749.2 million at December 31, 1994. The parent company had cash and cash equivalents at December 31, 1994 of $328.1 million and securities with a fair value of $225.9 million. There are no scheduled maturities on notes and debentures in 1995. Scheduled maturities are $150 million in both 1996 and 1997.

  The parent company's long-term ability to meet obligations will depend on the Corporation's ability to raise funds from outside sources or the ability of the subsidiary banks to pay dividends. See Note 18 of Notes to Consolidated Financial Statements on page 77 for further information.

CAPITAL

  At December 31, 1994, total shareholders' equity was $2.197 billion, or 6.78 percent of total assets, compared with $2.102 billion, or 6.76 percent, at December 31, 1993 and $1.732 billion, or 5.92 percent, at year-end 1992. Included in shareholders' equity at December 31, 1994 is a $54.3 million charge reflecting the net after-tax unrealized loss on the Corporation's $2.0 billion available for sale securities portfolio, compared with a net after-tax unrealized gain of $13.8 million at December 31, 1993, or a reduction in shareholders' equity of $68.1 million. Further volatility in shareholders' equity may occur as the fair value of the Corporation's available for sale securities portfolio changes with market conditions.

  The Corporation's Risk-capital and Leverage ratios at December 31, 1994 and 1993 were as follows:

                                                       1994           1993
                                                   -------------  -------------
                                                   DECEMBER 31, (IN MILLIONS)
Shareholders' equity.............................. $     2,197.2  $     2,102.4
Tier 1 capital....................................       2,091.0        1,977.0
Total capital.....................................       2,919.3        2,862.0
Risk-weighted assets..............................      25,284.4       22,490.8
Ratios:
  Shareholders' equity to assets..................          6.78%         6.76 %
  Risk-based capital
   Tier 1 capital.................................          8.27           8.79
   Total capital..................................         11.55          12.73
  Leverage........................................          6.62           6.48

  Common shareholders' equity at December 31, 1994 was $2.019 billion, or $16.72 per common share, compared with $1.908 billion, or $16.25 per common share, at year-end 1993. The common equity-to-assets ratio increased 9 basis points to 6.23 percent at year-end 1994 from 6.14 percent at December 31, 1993.

  The Corporation's Risk-based capital ratios, which consider the different credit risks of its various assets and off-balance sheet items, are presented in the table above. The Tier 1 capital and Total risk-based capital ratios were
8.27 percent and 11.55 percent, respectively, at December 31, 1994, compared with 8.79 percent and 12.73 percent at December 31, 1993. The decline in both the Tier 1 capital and Total risk-based capital ratios from 1993 to 1994 was due primarily to the change in composition of the balance sheet to higher risk-weighted commercial loans and an increase in standby letters of credit. At December 31, 1994, the Corporation's Leverage ratio, a measure of Tier 1 capital to total quarterly average assets, was 6.62 percent, compared with 6.48 percent at year-end 1993.

  In connection with the acquisition of Barclays Finance, on January 26, 1995, the Corporation completed a $125 million offering of 500,000 shares of 9.35% cumulative preferred stock with a stated value of $250 per share, represented by depositary shares. The Corporation's Shawmut Bank Connecticut subsidiary also completed an offering of $250 million of 8 5/8% subordinated bank notes due 2005 on February 14, 1995. The proceeds from these offerings were used to partially fund the acquisition of Barclays Finance. On a proforma basis at December 31, 1994 and giving effect to these offerings, the acquisition of Barclays Finance would reduce the Corporation's Tier 1 capital and Total risk-based capital ratios and Leverage ratio by approximately 115 basis points, 60 basis points and 75 basis points, respectively.

  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a bank is typically defined as "well capitalized" if it maintains a Tier 1 capital ratio of at least 6.00 percent, a Total risk-based capital ratio of at least 10.00 percent and a Leverage ratio of at least 5.00 percent. The Corporation and its principal subsidiary banks, Shawmut Bank Connecticut, National Association and Shawmut Bank, National Association met the "well capitalized" definition at December 31, 1994 and 1993.

  The following table presents the Risk-based capital and Leverage ratios for the Corporation's principal subsidiary banks, Shawmut Bank Connecticut, National Association (Shawmut Bank Connecticut or SBC) and Shawmut Bank, National Association (Shawmut Bank Massachusetts or SBM).

                                             SBC                   SBM
                                     --------------------  --------------------
                                       1994       1993       1994       1993
                                     ---------  ---------  ---------  ---------
                                           DECEMBER 31, (IN MILLIONS)
Shareholder's equity................ $ 1,236.4  $ 1,225.6  $ 1,156.9  $ 1,074.8
Tier 1 capital......................   1,202.9    1,165.4    1,113.1    1,033.7
Total capital.......................   1,371.2    1,311.0    1,273.4    1,189.9
Risk-weighted assets................  13,353.3   11,431.4   11,165.2   10,163.1
Ratios:
  Shareholder's equity to assets....      7.22%     7.76 %      8.02%      7.81%
  Risk-based capital
   Tier 1 capital...................      9.01      10.19       9.97      10.17
   Total capital....................     10.27      11.47      11.40      11.71
Leverage............................      7.51       7.73       7.93       7.54

  Total dividends declared by the Corporation on common stock were $93.5 million in 1994 and $47.2 million in 1993. On a per share basis, common dividends declared totaled $.82 in 1994 and $.50 in 1993. The quarterly common dividend was reinstated in the first quarter of 1993 and increased to $.20 per share in the fourth quarter of 1993. In the fourth quarter of 1994, the quarterly common dividend was increased to $.22 per share.

  The primary source for dividends paid by the Corporation to its shareholders are dividends received from its bank and nonbank subsidiaries. Payments of dividends to the Corporation by its subsidiary banks are subject to various statutory limitations. For further information on statutory dividend limitations, see Note 18 of Notes to Consolidated Financial Statements on page 77.

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

  The Corporation's lending and loan administration staffs are charged with monitoring the Corporation's loan portfolio and identifying changes in the economy or in a borrower's circumstances, which may affect the ability to repay debt or the value of pledged collateral. In order to assess and monitor the degree of risk in the Corporation's loan portfolio, several credit risk identification and monitoring processes are utilized. A credit risk assessment process is employed that assigns a risk grade to each loan based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. Credit grading of the portfolio is achieved through loan officers' monitoring of individual loans supplemented by periodic reviews performed by a credit review department. The Corporation also engages in various non-lending activities which may give rise to credit risk, including interest rate swap contracts and foreign exchange transactions for the benefit of customers. These activities are subject to the same credit review, analysis and approval processes as discussed above. For additional information on the Corporation's interest rate swap positions, see "Interest Rate Risk" on page 31.

  Continued progress was made during 1994 regarding the Corporation's credit quality objectives. Nonaccruing loans and foreclosed properties declined during 1994, which reflect the Corporation's continuing efforts to promptly resolve problem assets and the improving risk profile of the loan portfolio. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties improved to 1.31 percent at December 31, 1994 from 2.48 percent at year-end 1993. The ratio of net charge-offs to average loans decreased to .76 percent in 1994, compared with 1.72 percent in 1993 and 2.30 percent in 1992. The ratio of the reserve for credit losses to nonaccruing loans increased to 242 percent at December 31, 1994, compared with 179 percent at December 31, 1993.

LENDING ACTIVITIES

  The Corporation extends credit primarily to consumers, large corporate customers and middle market companies. Approximately 80 percent of these lending relationships are to customers located within New England, while the remaining lending relationships are to customers diversified throughout the United States. Commercial and industrial loans, which represented 38 percent of the Corporation's $18.5 billion loan portfolio at year-end, consist primarily of loans to a mix of middle market customers, typically with revenues of less than $150 million, and loans to large corporate customers. Owner-occupied commercial real estate loans, which represented 8 percent of loans at year-end, include loans to commercial borrowers for the construction or purchase of business space, primarily for the borrower's own use, or loans to commercial borrowers for operating purposes in which the Corporation has taken real estate as collateral. The operating cash flow of the enterprise, rather than the real estate, is the primary source of repayment. Real estate investor/developer loans, which represented 8 percent of loans outstanding at year-end, include a diverse mix of construction projects and commercial mortgages. Consumer loans, which represented 46 percent of the loan portfolio at year-end, include residential mortgages, home equity loans and lines of credit and installment loans.

  An analysis of the Corporation's loan portfolio is presented in Table 11 and by type in Tables 12 through 15.

                            TABLE 11--LOAN PORTFOLIO

                            1994       1993       1992       1991       1990
                          ---------  ---------  ---------  ---------  ---------
                                     DECEMBER 31, (IN MILLIONS)
Commercial and
 industrial.............  $ 7,006.4  $ 6,393.5  $ 5,967.8  $ 5,164.4  $ 5,518.0
                          ---------  ---------  ---------  ---------  ---------
Owner-occupied
 commercial real estate.    1,412.0    1,492.8    1,724.3    1,794.1    1,814.1
                          ---------  ---------  ---------  ---------  ---------
Real estate
 investor/developer
  Commercial mortgage...    1,309.2    1,526.5    1,697.7    2,254.0    2,140.5
  Construction and oth-
   er...................      157.4      160.7      374.4      597.9      964.2
                          ---------  ---------  ---------  ---------  ---------
    Total
     investor/developer.    1,466.6    1,687.2    2,072.1    2,851.9    3,104.7
                          ---------  ---------  ---------  ---------  ---------
Consumer
  Residential mortgage..    5,592.1    5,325.9    5,288.3    4,660.9    3,649.5
  Home equity...........    1,625.7    1,637.8    1,478.6    1,325.2    1,206.1
  Installment and other.    1,384.3    1,060.5      820.0    1,495.2    1,539.9
                          ---------  ---------  ---------  ---------  ---------
    Total consumer......    8,602.1    8,024.2    7,586.9    7,481.3    6,395.5
                          ---------  ---------  ---------  ---------  ---------
    Total...............   18,487.1   17,597.7   17,351.1   17,291.7   16,832.3
Reserve for credit
 losses.................     (542.1)    (669.2)    (908.4)  (1,043.7)    (970.9)
                          ---------  ---------  ---------  ---------  ---------
    Total...............  $17,945.0  $16,928.5  $16,442.7  $16,248.0  $15,861.4
                          =========  =========  =========  =========  =========

         TABLE 12--COMMERCIAL AND INDUSTRIAL LOANS--BY INDUSTRY SECTOR

                                          1994                                    1993
                         --------------------------------------- ---------------------------------------
                            LOANS                NET CHARGE-OFFS    LOANS                NET CHARGE-OFFS
                         OUTSTANDING NONACCRUING  (RECOVERIES)   OUTSTANDING NONACCRUING  (RECOVERIES)
                         ----------- ----------- --------------- ----------- ----------- ---------------
                                                   DECEMBER 31, (IN MILLIONS)
Finance, insurance and
 real estate............  $1,611.0      $ 2.7         $(1.5)      $1,351.6      $ 7.3         $ 4.5
Communications..........   1,456.7        3.5           (.3)       1,173.5        5.8           8.8
Manufacturing...........   1,284.5       11.7           2.4        1,649.9       24.2           2.0
Services................     900.2        4.5          (1.1)         702.3       10.8           (.6)
Wholesale...............     582.5        7.1            .3          455.3        8.0           4.1
Retail..................     515.4        2.8            .4          422.4        6.6           6.9
Other...................     656.1        3.7           4.3          638.5       22.3           9.8
                          --------      -----         -----       --------      -----         -----
    Total...............  $7,006.4      $36.0         $ 4.5       $6,393.5      $85.0         $35.5
                          ========      =====         =====       ========      =====         =====

  The Corporation's commercial and industrial loan portfolio totaled $7.0 billion at year-end 1994 compared with $6.4 billion at year-end 1993. The increase in commercial loans of $612.9 million, or 10 percent, reflects growth in the specialized lending (communications, cable and television), financial institutions and national banking sectors. The finance, insurance and real estate, communications and manufacturing industry sectors made up 23 percent, 21 percent and 18 percent, respectively, of the portfolio at December 31, 1994. At December 31, 1994, commercial loans totaling $36.0 million were included in nonaccruing loans, down $49.0 million, or 58 percent, from a year ago. Net charge-offs of commercial loans were $4.5 million in 1994, or approximately .07 percent of the average outstanding balance, declining from $35.5 million, or approximately .59 percent of the average outstanding balance, in 1993.

   TABLE 13--OWNER-OCCUPIED COMMERCIAL REAL ESTATE LOANS--BY INDUSTRY SECTOR

                                          1994                                    1993
                         --------------------------------------- ---------------------------------------
                            LOANS                NET CHARGE-OFFS    LOANS
                         OUTSTANDING NONACCRUING  (RECOVERIES)   OUTSTANDING NONACCRUING NET CHARGE-OFFS
                         ----------- ----------- --------------- ----------- ----------- ---------------
                                                   DECEMBER 31, (IN MILLIONS)
Services................  $  396.4      $ 6.5         $ 2.2       $  361.6      $ 7.0         $ 5.3
Finance, insurance and
 real estate............     270.7       17.1           3.9          380.9       21.7          16.6
Manufacturing...........     189.2        7.8            .7          170.0        5.9           2.4
Retail..................     171.7       12.8           3.9          167.1       19.8           3.3
Wholesale...............     116.9        3.2           (.3)          89.0        3.6           1.2
Communications..........      33.7        1.5            .5           30.4         .9            .1
Other...................     233.4        8.7           4.2          293.8       20.7          12.5
                          --------      -----         -----       --------      -----         -----
    Total...............  $1,412.0      $57.6         $15.1       $1,492.8      $79.6         $41.4
                          ========      =====         =====       ========      =====         =====

  Owner-occupied commercial real estate loans represented $1.4 billion and $1.5 billion, respectively, of the Corporation's loan portfolio at year-end 1994 and 1993. Owner-occupied commercial real estate loans are not dependent upon the underlying real estate for debt service. The primary source of repayment is the operating cash flow of the enterprise. At December 31, 1994, owner-occupied commercial real estate loans totaling $57.6 million were included in nonaccruing loans, down $22.0 million, or 28 percent, from a year ago. Net charge-offs of owner-occupied commercial real estate loans were $15.1 million in 1994, or approximately 1.06 percent of the average outstanding balance, declining from $41.4 million, or approximately 2.67 percent of the average outstanding balance, in 1993.

           TABLE 14--REAL ESTATE INVESTOR/DEVELOPER LOANS--BY PROJECT

                                         1994                                1993
                          ----------------------------------- -----------------------------------
                             LOANS                NET CHARGE-    LOANS                NET CHARGE-
                          OUTSTANDING NONACCRUING    OFFS     OUTSTANDING NONACCRUING    OFFS
                          ----------- ----------- ----------- ----------- ----------- -----------
                                                DECEMBER 31, (IN MILLIONS)
Retail space............   $  273.8      $ 4.5       $ 3.0     $  253.6     $  7.6      $ 17.2
Apartment/rental........      262.3       11.8         8.9        236.7       14.8        20.5
Offices.................      239.8       17.0        14.8        277.5       14.9        48.2
Mixed use...............      189.2        9.1         6.9        180.9       15.1         6.8
Industrial..............      116.6        7.2         3.9        147.6       13.7        21.7
Special purposes........       57.8        8.5         3.4         59.3        5.5         2.9
Research and development
 space..................       35.8                     .4         44.9                    5.9
Residential developers
  Condominium...........       35.2         .3         1.1         36.7        4.9         4.0
  Single family.........       29.1        3.8                     35.1        5.9         2.7
Hotels, resorts, inns...       34.6                    1.0         21.6        1.8         4.5
Land....................       26.7        7.2         2.1         44.8       17.0         3.0
Other...................      165.7       13.5        19.0        348.5       21.2        16.7
                           --------      -----       -----     --------     ------      ------
    Total...............   $1,466.6      $82.9       $64.5     $1,687.2     $122.4      $154.1
                           ========      =====       =====     ========     ======      ======

  Loans to real estate investor/developers of $1.5 billion decreased $220.6 million in 1994, or 13 percent, from $1.7 billion at December 31, 1993. The decrease in loans to real estate investor/developers is primarily attributable to the decline in the commercial real estate market and management's decision to curtail lending in this area. At December 31, 1994, real estate investor/developer loans totaling $82.9 million were included in nonaccruing loans, down $39.5 million, or 32 percent, from a year ago. Net charge-offs of real estate investor/developer loans were $64.5 million in 1994, or approximately 4.06 percent of the average outstanding balance, declining from $154.1 million, or approximately 8.61 percent of the average outstanding balance, in 1993.

                       TABLE 15--CONSUMER LOANS--BY TYPE

                                          1994                                  1993
                         --------------------------------------- -----------------------------------
                            LOANS                NET CHARGE-OFFS    LOANS                NET CHARGE-
                         OUTSTANDING NONACCRUING  (RECOVERIES)   OUTSTANDING NONACCRUING    OFFS
                         ----------- ----------- --------------- ----------- ----------- -----------
                                                 DECEMBER 31, (IN MILLIONS)
Residential mortgages...  $5,592.1      $38.4         $33.2       $5,325.9      $71.7       $40.9
Home equity lines.......   1,272.6        5.2           3.3        1,399.6        7.8         4.7
Indirect automobile.....     932.4        1.1           2.1          807.0        1.4        10.6
Direct installment......     381.1         .6            .2          159.2        1.0         1.4
Home equity loans.......     353.1        1.3          12.2          238.2         .8          .6
Other...................      70.8         .9           (.7)          94.3        3.2         5.9
                          --------      -----         -----       --------      -----       -----
    Total...............  $8,602.1      $47.5         $50.3       $8,024.2      $85.9       $64.1
                          ========      =====         =====       ========      =====       =====

  The Corporation's consumer loan portfolio was $8.6 billion at December 31, 1994, an increase of $577.9 million from $8.0 billion at December 31, 1993. The residential mortgage loan portfolio grew by $266.2 million, or 5 percent. Indirect automobile lending increased $125.4 million, while direct installment products grew by $221.9 million. At December 31, 1994, consumer loans totaling $47.5 million were included in nonaccruing loans, down $38.4 million, or 45 percent, from a year ago. Net charge-offs of consumer loans were $50.3 million in 1994, inclusive of $10.5 million of home equity loans related to the Gateway acquisition, or approximately .60 percent of the average outstanding balance, declining from $64.1 million, or approximately .83 percent of the average outstanding balance, in 1993.

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

 TABLE 16--NONACCRUING LOANS, RESTRUCTURED LOANS AND ACCRUING LOANS PAST DUE 90
                                  DAYS OR MORE

                                     1994    1993    1992     1991      1990
                                    ------  ------  ------  --------  --------
                                          DECEMBER 31, (IN MILLIONS)
Nonaccruing loans
  Current.......................... $ 57.4  $ 76.1  $201.3  $  182.1  $  245.8
  From 30 to 89 days past due......   15.1    30.8    61.7      79.8     173.1
  90 or more days past due.........  151.5   266.0   494.8     914.6   1,134.1
                                    ------  ------  ------  --------  --------
    Total nonaccruing loans........ $224.0  $372.9  $757.8  $1,176.5  $1,553.0
                                    ======  ======  ======  ========  ========
Restructured loans (not included
 in categories above).............. $ 41.8  $ 73.3  $172.1  $  110.7  $    4.6
Accruing loans past due 90 days or
 more
 (not included in categories
 above)............................   43.3    42.6    45.3     103.8      97.4
Nonaccruing loans to loans.........   1.21%   2.12%   4.37%     6.80%     9.23%
Reserve for credit losses to
 nonaccruing loans................. 242.00  179.00  120.00     89.00     63.00

  Nonaccruing loans declined $148.9 million, or 40 percent, to $224.0 million at December 31, 1994, from $372.9 million at December 31, 1993. The ratio of nonaccruing loans to loans improved to 1.21 percent at December 31, 1994 from
2.12 percent at December 31, 1993. The ratio of the reserve for credit losses to nonaccruing loans also improved, increasing to 242 percent at December 31, 1994 from 179 percent at December 31, 1993.

  At December 31, 1994, $57.4 million, or 26 percent, of nonaccruing loans were current, compared with $76.1 million, or 20 percent, at December 31, 1993. These loans have been classified as nonaccruing because of concerns regarding future collectibility. Real estate investor/developer loans represented 37 percent of this balance at December 31, 1994.

                    TABLE 17--NONACCRUING LOANS BY LOAN TYPE

  An analysis of the Corporation's nonaccruing loans is presented in the table below.

                                           1994   1993   1992    1991     1990
                                          ------ ------ ------ -------- --------
                                                DECEMBER 31, (IN MILLIONS)
Commercial and industrial................ $ 36.0 $ 85.0 $165.8 $  238.1 $  370.0
                                          ------ ------ ------ -------- --------
Owner-occupied commercial real estate....   57.6   79.6  153.0    194.7    204.8
                                          ------ ------ ------ -------- --------
Real estate investor/developer
  Commercial mortgage....................   66.9   97.3  222.2    341.7    385.4
  Construction and other.................   16.0   25.1   69.4    159.9    396.9
                                          ------ ------ ------ -------- --------
    Total investor/developer.............   82.9  122.4  291.6    501.6    782.3
                                          ------ ------ ------ -------- --------
Consumer
  Residential mortgage...................   38.4   71.7  121.9    188.4    139.5
  Home equity............................    6.5    8.6   11.6     17.8     11.8
  Installment and other..................    2.6    5.6   13.9     35.9     44.6
                                          ------ ------ ------ -------- --------
    Total consumer.......................   47.5   85.9  147.4    242.1    195.9
                                          ------ ------ ------ -------- --------
    Total................................ $224.0 $372.9 $757.8 $1,176.5 $1,553.0
                                          ====== ====== ====== ======== ========

                     TABLE 18--CHANGES IN NONACCRUING LOANS

  The changes in the Corporation's nonaccruing loans for each of the years ended December 31, 1994 and 1993, respectively, are summarized below:

                                                                   1994   1993
                                                                  ------ ------
                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                  (IN MILLIONS)
Balance at beginning of year..................................... $372.9 $757.8
                                                                  ------ ------
New nonaccruing loans............................................  229.1  384.7
                                                                  ------ ------
Decreases in nonaccruing loans
  Sales..........................................................    6.2   80.9
  Payments.......................................................  144.0  284.6
  Returns to accruing loans......................................   40.3  142.2
  Transfers to restructured loans................................    4.0   17.2
  Transfers to foreclosed properties.............................   19.5   37.2
  Charge-offs....................................................  164.0  207.5
                                                                  ------ ------
    Total........................................................  378.0  769.6
                                                                  ------ ------
Balance at end of year........................................... $224.0 $372.9
                                                                  ====== ======

  Restructured loans, which are loans with original terms that have been modified as a result of a change in the borrower's financial condition, totaled $41.8 million at December 31, 1994, compared with $73.3 million at the end of 1993. The decline in restructured loans was due to loan sales which occurred during the third quarter of 1994. Restructured loans included real estate investor/developer loans and owner-occupied commercial real estate loans of $31.4 million and $3.8 million, respectively, at December 31, 1994.

  Interest income related to nonaccruing and restructured loans would have been approximately $25.0 million in 1994 and $48.0 million in 1993 had these loans been current and the terms of the loans had not been modified. Interest income recorded on these loans totaled approximately $3.5 million in 1994 and $11.0 million in 1993. Interest income received on these loans and applied as a reduction of principal totaled approximately $9.8 million and $15.1 million in 1994 and 1993, respectively.

  Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $43.3 million at December 31, 1994, compared with $42.6 million at December 31, 1993. These loans represented less than .3 percent of loans at December 31, 1994 and 1993, respectively. Consumer loans represented 49 percent and 33 percent of loans past due 90 days or more and still accruing interest at the end of 1994 and 1993, respectively.

RESERVE FOR CREDIT LOSSES

  The reserve for credit losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio including commitments to extend credit. The reserve is maintained through the provision for credit losses, which is a charge to operations. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit. The Corporation's credit loss experience is as follows:

                        TABLE 19--CREDIT LOSS EXPERIENCE

                            1994       1993       1992       1991       1990
                          ---------  ---------  ---------  ---------  ---------
                                YEAR ENDED DECEMBER 31, (IN MILLIONS)
Reserve for credit
 losses at beginning of
 year...................  $   669.2  $   908.4  $ 1,043.7  $   970.9  $   755.5
                          ---------  ---------  ---------  ---------  ---------
Loans charged off
Commercial and industri-
 al.....................       23.5       60.1      113.1      173.8      137.5
                          ---------  ---------  ---------  ---------  ---------
Owner-occupied commer-
 cial real estate.......       20.1       48.4       43.8       40.7       12.3
                          ---------  ---------  ---------  ---------  ---------
Real estate
 investor/developer
  Commercial mortgage...       61.1      124.7       85.1       73.4       49.3
  Construction and oth-
   er...................       13.4       41.5       50.9       74.5       22.6
                          ---------  ---------  ---------  ---------  ---------
  Total
   investor/developer...       74.5      166.2      136.0      147.9       71.9
                          ---------  ---------  ---------  ---------  ---------
Consumer
  Residential mortgage..       43.9       45.2       86.3       24.9        5.9
  Home equity...........       16.9        5.8        6.0        8.2        3.3
  Installment and other.       11.7       23.9       37.9       78.1       52.8
                          ---------  ---------  ---------  ---------  ---------
  Total consumer........       72.5       74.9      130.2      111.2       62.0
                          ---------  ---------  ---------  ---------  ---------
  Total loans charged
   off..................      190.6      349.6      423.1      473.6      283.7
                          ---------  ---------  ---------  ---------  ---------
Recoveries on loans
 charged off
Commercial and industri-
 al.....................       19.0       24.6       18.6       27.7       14.0
Real estate.............       15.0       19.1       17.3        6.4        2.3
Consumer................       22.2       10.8        9.8        8.4        8.8
                          ---------  ---------  ---------  ---------  ---------
  Total recoveries......       56.2       54.5       45.7       42.5       25.1
                          ---------  ---------  ---------  ---------  ---------
Net loans charged off...      134.4      295.1      377.4      431.1      258.6
                          ---------  ---------  ---------  ---------  ---------
Provision charged to op-
 erations...............        3.0       55.9      242.1      486.4      474.0
Addition for loans pur-
 chased.................        4.3
Transfer of reserve from
 FDIC...................                                        17.5
                          ---------  ---------  ---------  ---------  ---------
Reserve for credit
 losses at end of year..  $   542.1  $   669.2  $   908.4  $ 1,043.7  $   970.9
                          =========  =========  =========  =========  =========
Loans at end of year....  $18,487.1  $17,597.7  $17,351.1  $17,291.7  $16,832.3
Average loans for the
 year...................   17,659.0   17,138.2   16,414.1   16,990.7   18,380.4
Reserve for credit
 losses to loans........       2.93%      3.80%      5.24%      6.04%      5.77%
Net charge-offs to aver-
 age loans..............        .76       1.72       2.30       2.54       1.41

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

  The reserve for credit losses was $542.1 million at December 31, 1994, compared with $669.2 million at December 31, 1993. The ratio of the reserve for credit losses to nonaccruing loans increased to 242 percent at December 31, 1994, from 179 percent at the end of 1993. The ratio of the reserve for credit losses to total loans was 2.93 percent at December 31, 1994, compared with 3.80 percent at December 31, 1993. The reserve for credit losses at December 31, 1994 and 1993 was equal to 4.04 times net charge-offs for 1994 and 2.27 times net charge-offs for 1993, respectively.

  The provision for credit losses was $3.0 million for the year ended December 31, 1994 (which reflects the provisions made by acquired institutions), compared with $55.9 million and $242.1 million for the years ended December 31, 1993 and 1992, respectively. Net charge-offs for 1994 were $134.4 million, equal to .76 percent of average loans outstanding. Net charge-offs for 1993 of $295.1 million, or 1.72 percent of average loans, included a charge-off of $108.6 million related to a bulk sale of nonaccruing real estate loans. Excluding this charge-off, net charge-offs for 1993 would have been $186.5 million, equal to 1.09 percent of average loans. The comparable net charge-offs experienced in 1992 were $344.3 million, or 2.10 percent of average loans, after excluding a charge-off of $33.1 million related to the bulk sale of nonaccruing residential mortgage loans. The decrease in net charge-offs reflects improving asset quality over the periods presented. Refer to Tables 12 through 15 for a discussion of net charge-offs by loan type.

  With continuing increases in reserve coverage of nonaccruing loans and improving credit quality in the loan portfolio, the Corporation does not currently anticipate that provisions for credit losses will be necessary in the first half and possibly all of 1995. Management anticipates that net charge-offs for 1995, as a percent of average loans outstanding, will not exceed 1994 levels, and also anticipates further reduction in the reserve for credit losses if loan quality trends continue to improve. However, future levels of net charge-offs and the reserve for credit losses may be affected by changing economic conditions and loan quality. Continued economic weakness in New England may adversely affect the level of net charge-offs and the reserve for credit losses in future periods.

  The Financial Accounting Standards Board issued FAS No. 114, "Accounting By Creditors for Impaired Loans", in May 1993. The new accounting standard will require that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective rate when assessing the need for a loss accrual. The new accounting standard is effective for the Corporation's financial statements beginning January 1, 1995. The Corporation does not anticipate that adoption of the new accounting standard will have a material effect on its financial position or results of operations.

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

  Foreclosed properties decreased $45.7 million, or 71 percent, to $18.8 million at December 31, 1994 from $64.5 million at December 31, 1993. The decrease in foreclosed properties resulted primarily from ongoing disposition efforts in 1994.

             TABLE 20--NONACCRUING LOANS PLUS FORECLOSED PROPERTIES

                                    1994    1993     1992      1991      1990
                                   ------  ------  --------  --------  --------
                                          DECEMBER 31, (IN MILLIONS)
Nonaccruing loans................  $224.0  $372.9  $  757.8  $1,176.5  $1,553.0
Foreclosed properties............    18.8    64.5     266.2     384.3     258.7
                                   ------  ------  --------  --------  --------
  Total..........................  $242.8  $437.4  $1,024.0  $1,560.8  $1,811.7
                                   ======  ======  ========  ========  ========
Nonaccruing loans plus foreclosed
 properties
 to loans plus foreclosed
 properties......................    1.31%   2.48%     5.81%     8.83%    10.60%

  Nonaccruing loans plus foreclosed properties decreased $194.6 million, or 44 percent, during 1994 to $242.8 million at December 31, 1994 from $437.4 million at December 31, 1993. The decline in these assets was the result of improving asset quality and ongoing problem resolution efforts. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties declined to 1.31 percent at December 31, 1994 from 2.48 percent at December 31, 1993.

                             FOURTH QUARTER SUMMARY

  In the fourth quarter of 1994, the Corporation reported net income of $93.5 million, or $.74 per common share, compared with income, excluding $70.2 million of one-time income tax benefits, of $76.0 million, or $.62 per common share, in the fourth quarter of 1993. Reported net income in the fourth quarter of 1993 was $146.2 million, or $1.22 per common share.

  Net interest income on a taxable-equivalent basis was $265.9 million in the fourth quarter of 1994, a decrease of $16.9 million, or 6 percent, from $282.8 million in the fourth quarter of 1993. The net interest margin on a taxable-equivalent basis was 3.65 percent compared with 3.99 percent a year ago. Total average interest-earning assets were $29.1 billion, up $828 million, from $28.3 billion in the same period of 1993.

  There was no provision for credit losses in the fourth quarter of 1994, compared with $10.2 million in the fourth quarter of 1993. See "Credit Risk Management" on page 35 for further information regarding the provision and reserve for credit losses and net charge-offs.

  Noninterest income, excluding securities gains, was $104.2 million in the fourth quarter of 1994, an increase of $8.4 million, or 9 percent, from $95.8 million in the same quarter a year ago. The increase reflects gains of $8.2 million from the sale of mortgage servicing rights that occurred in the fourth quarter of 1994.

  Fourth quarter noninterest expenses, excluding the provision for foreclosed properties, were $224.0 million, a decrease of $20.3 million, or 8 percent, from $244.3 million in the fourth quarter of 1993. Noninterest expenses for the fourth quarter of 1994 include $4.1 million related to acquisitions completed earlier in the quarter and accounted for as purchases and, accordingly, such expenses are not reflected in prior quarters. Excluding the provision for foreclosed properties and special charges in 1993, the efficiency ratio improved to 60.5 percent in the fourth quarter of 1994, compared with 64.5 percent in the fourth quarter of 1993. The fourth quarter summary is presented in Table 21.

                        TABLE 21--FOURTH QUARTER SUMMARY

                                                            QUARTER ENDED
                                                        -----------------------
                                                         DEC. 31      DEC. 31
                                                           1994         1993
                                                        ----------   ----------
                                                        TAX-EQUIVALENT BASIS
                                                        (IN MILLIONS, EXCEPT
                                                           PER SHARE DATA)
Interest income........................................ $    524.6   $    466.2
Interest expense.......................................      258.7        183.4
                                                        ----------   ----------
Net interest income....................................      265.9        282.8
Provision for credit losses............................                    10.2
                                                        ----------   ----------
Net interest income after provision for credit losses..      265.9        272.6
Noninterest income.....................................      104.2         95.8
Securities gains, net..................................                     1.5
Noninterest expenses...................................      224.0        244.3
Provision for foreclosed properties....................         .5          6.5
Fair lending related charges...........................                     3.5
                                                        ----------   ----------
Income before income taxes.............................      145.6        115.6
Tax-equivalent adjustment..............................        2.5          3.1
Income taxes (benefit).................................       49.6        (33.7)
                                                        ----------   ----------
Net income............................................. $     93.5   $    146.2
                                                        ==========   ==========
Return on average assets:
  Before income tax benefits and fair lending related
   charges.............................................       1.17%        1.01%
  Based on net income..................................       1.17         1.89
Return on average common equity:
  Before income tax benefits and fair lending related
   charges.............................................      17.59        16.51
  Based on net income applicable to common shares......      17.59        31.57
Net interest margin....................................       3.65         3.99
Efficiency ratio.......................................      60.55        64.50
 Common share data:
  Net income........................................... $      .74   $     1.22
  Dividends declared...................................        .22          .20

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                             1994         1993         1992
                                         ------------ ------------ ------------
                                                YEAR ENDED DECEMBER 31,
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans................................... $  1,311,719 $  1,242,683 $  1,301,564
Securities
  Available for sale, at fair value.....      145,036
  At lower of aggregate cost or fair
   value................................                   236,455      232,406
  Held to maturity......................      443,946      303,217      272,007
Residential mortgages held for sale.....       14,823       29,636       27,312
Federal funds sold and securities
 purchased under agreements to resell...        8,698       12,590       19,550
Interest-bearing deposits in other
 banks..................................       12,610          839        2,123
Trading account securities..............        1,097        1,562        1,564
                                         ------------ ------------ ------------
    Total...............................    1,937,929    1,826,982    1,856,526
                                         ------------ ------------ ------------
INTEREST EXPENSE
Interest on deposits
  Savings, money market and NOW ac-
   counts...............................      163,345      183,287      272,665
  Domestic time.........................      226,434      232,533      347,255
  Foreign time..........................       16,567        5,146        2,516
                                         ------------ ------------ ------------
    Total...............................      406,346      420,966      622,436
Other borrowings........................      368,347      262,413      192,240
Notes and debentures....................       95,651       72,040       59,321
                                         ------------ ------------ ------------
    Total...............................      870,344      755,419      873,997
                                         ------------ ------------ ------------
NET INTEREST INCOME.....................    1,067,585    1,071,563      982,529
Provision for credit losses.............        3,000       55,944      242,128
                                         ------------ ------------ ------------
NET INTEREST INCOME AFTER PROVISION FOR
 CREDIT LOSSES..........................    1,064,585    1,015,619      740,401
                                         ------------ ------------ ------------
NONINTEREST INCOME
Customer service fees...................      195,774      186,452      187,459
Trust and agency fees...................      117,501      116,845      115,103
Securities gains, net...................                    12,468       94,103
Other...................................       65,207       95,084      126,140
                                         ------------ ------------ ------------
    Total...............................      378,482      410,849      522,805
                                         ------------ ------------ ------------
NONINTEREST EXPENSES
Compensation and benefits...............      478,142      500,254      474,725
Occupancy and equipment.................      154,511      163,792      179,507
Merger related charges..................      100,900
Restructuring related charges...........       39,800       36,319
Foreclosed properties provision and ex-
 pense..................................       11,702      105,173      177,813
Other...................................      286,408      331,454      322,536
                                         ------------ ------------ ------------
    Total...............................    1,071,463    1,136,992    1,154,581
                                         ------------ ------------ ------------
INCOME BEFORE INCOME TAXES,
 EXTRAORDINARY CREDIT
 AND CUMULATIVE EFFECT OF ACCOUNTING
 CHANGES................................      371,604      289,476      108,625
Income taxes............................      134,252        6,628       40,898
                                         ------------ ------------ ------------
INCOME BEFORE EXTRAORDINARY CREDIT AND
 CUMULATIVE
 EFFECT OF ACCOUNTING CHANGES...........      237,352      282,848       67,727
Extraordinary credit....................                                 18,378
Cumulative effect of changes in methods
 of accounting..........................                    46,200
                                         ------------ ------------ ------------
NET INCOME.............................. $    237,352 $    329,048 $     86,105
                                         ============ ============ ============
NET INCOME APPLICABLE TO COMMON SHARES.. $    221,917 $    313,579 $     81,322
                                         ============ ============ ============
COMMON SHARE DATA
  Income before extraordinary credit and
   cumulative
   effect of accounting changes......... $       1.87 $       2.35 $       0.60
  Net income............................         1.87         2.75         0.78
  Weighted average shares outstanding...      118,977      113,908      104,380

   The accompanying notes are an integral part of these financial statements.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                       1994           1993
                                                   -------------  -------------
                                                   DECEMBER 31, (IN THOUSANDS)
ASSETS
Cash and due from banks..........................  $   1,986,182  $   1,539,690
Interest-bearing deposits in other banks.........        439,936         13,252
Federal funds sold and securities purchased under
 agreements to resell............................        308,700         71,500
Trading account securities.......................         27,859         19,625
Residential mortgages held for sale..............         72,205        472,450
Securities
  Available for sale, at fair value..............      1,991,853      3,189,616
  Held to maturity (fair value $7,561,890 and
   $7,228,796)...................................      8,000,382      7,152,326
Loans, less reserve for credit losses of $542,116
 and $669,156....................................     17,945,027     16,928,532
Premises and equipment...........................        329,780        332,960
Foreclosed properties............................         18,831         64,518
Customers' acceptance liability..................          5,166         13,747
Other assets.....................................      1,272,690      1,304,589
                                                   -------------  -------------
    Total assets.................................  $  32,398,611  $  31,102,805
                                                   =============  =============
LIABILITIES
Deposits
  Demand.........................................  $   5,161,182  $   4,755,036
  Savings, money market and NOW accounts.........      8,649,988      8,976,640
  Domestic time..................................      6,058,769      4,763,463
  Foreign time...................................        876,314        246,740
                                                   -------------  -------------
    Total deposits...............................     20,746,253     18,741,879
Other borrowings.................................      7,086,579      9,282,951
Acceptances outstanding..........................          5,166         13,747
Accrued expenses and other liabilities...........        341,652        202,916
Notes and debentures.............................      2,021,788        758,941
                                                   -------------  -------------
    Total liabilities............................     30,201,438     29,000,434
                                                   -------------  -------------
SHAREHOLDERS' EQUITY
Preferred stock, without par value
  Authorized--10,000,000 shares
  Outstanding--1,263,700 and 1,275,000 shares....        178,185        178,750
Preferred stock, $.01 par value
  Authorized--193,000 shares
  Outstanding--170,073 shares....................                        15,215
Common stock, $.01 par value
  Authorized--300,000,000 and 150,000,000 shares
  Issued--120,770,774 and 117,550,211 shares.....          1,208          1,176
Surplus..........................................      1,288,825      1,237,177
Retained earnings................................        783,223        658,607
Net unrealized gain (loss) on securities avail-
 able for sale...................................        (54,268)        13,789
Treasury stock, common stock at cost (106,487
 shares).........................................                        (2,343)
                                                   -------------  -------------
    Total shareholders' equity...................      2,197,173      2,102,371
                                                   -------------  -------------
    Total liabilities and shareholders' equity...  $  32,398,611  $  31,102,805
                                                   =============  =============

   The accompanying notes are an integral part of these financial statements.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                           1994          1993          1992
                                       ------------  ------------  ------------
                                       YEAR ENDED DECEMBER 31, (IN THOUSANDS)
SHAREHOLDERS' EQUITY AT BEGINNING OF
 YEAR................................  $  2,102,371  $  1,731,543  $  1,268,631
PREFERRED STOCK
Issuance of preferred stock (575,000
 shares).............................                                   143,750
Redemption of preferred stock
 (170,073 and 177,000 shares)........       (15,215)      (15,835)
Purchase of preferred stock (11,300
 shares).............................          (565)
COMMON STOCK, $.01 PAR VALUE
Shares issued under Dividend
 Reinvestment and Stock Purchase
 Plans (2,190,550 and 962,946
 shares).............................            22             9
Shares issued under stock option and
 employee benefit plans (1,030,013;
 551,730 and 438,469 shares).........            10             6             4
Issuance of common stock (3,233,508
 and 18,569,760 shares)..............                          33           186
SURPLUS
Additional proceeds from:
  Shares issued under Dividend
   Reinvestment and Stock Purchase
   Plans.............................        43,883        22,334
  Shares issued under stock option
   and employee benefit plans........         7,765         5,062         2,869
  Issuance of common stock...........                      28,236       211,638
Preferred stock issuance costs.......                                    (5,731)
RETAINED EARNINGS
Net income...........................       237,352       329,048        86,105
Cash dividends declared by the
 Corporation on:
  Preferred stock....................       (15,435)      (15,469)       (4,783)
  Common stock.......................       (93,471)      (47,205)
Cash dividends declared by merged
 companies prior to mergers..........        (1,143)       (4,411)       (3,870)
Restricted stock awards..............           638            31        (1,496)
Reissuance of common stock from
 treasury............................          (211)      (11,106)      (15,444)
Redemption of preferred stock........        (3,114)       (1,603)
NET UNREALIZED GAIN (LOSS) ON
 SECURITIES
Unrealized appreciation
 (depreciation) on securities
 available for sale..................       (68,057)       13,789
Unrealized appreciation on securities
 at lower of aggregate cost or fair
 value...............................                      23,654        16,045
TREASURY STOCK
Purchase of common stock (95,223;
 114,009 and 672 shares).............        (2,169)       (2,509)          (10)
Reissuance of common stock under
 Dividend Reinvestment and Stock
 Purchase Plans (201,710; 1,665,989
 and 1,202,954 shares)...............         4,512        46,764        33,649
                                       ------------  ------------  ------------
SHAREHOLDERS' EQUITY AT END OF YEAR..  $  2,197,173  $  2,102,371  $  1,731,543
                                       ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                1994          1993          1992
                                            ------------  ------------  ------------
                                            YEAR ENDED DECEMBER 31, (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...........................       $    237,352  $    329,048  $     86,105
Adjustments to reconcile net income
 to cash provided by operating activities:
Extraordinary credit.................                                        (18,378)
Cumulative effect of changes in
 methods of accounting...............                          (46,200)
Provision for credit losses..........              3,000        55,944       242,128
Provision for foreclosed properties..              3,993        76,598       140,417
Depreciation, amortization and other.            102,593       129,952        71,916
Deferred income taxes................             67,949       (15,247)       35,366
Gains from the sale of securities
 held to maturity....................                                        (76,617)
Losses (gains) from the sale of
 loans, securities, premises and
 equipment and other assets..........             15,001       (10,575)      (44,194)
Decrease in securities reported at
 the lower of aggregate cost or fair
 value...............................                           39,880     1,501,695
Decrease (increase) in trading
 account securities..................             (8,234)       16,819       (17,942)
Decrease (increase) in residential
 mortgages held for sale.............            644,245         3,880      (198,353)
Decrease (increase) in other assets
 and accrued expenses and other
 liabilities.........................             80,201      (263,494)       68,064
                                            ------------  ------------  ------------
CASH PROVIDED BY OPERATING ACTIVI-
 TIES................................          1,146,100       316,605     1,790,207
                                            ------------  ------------  ------------
FINANCING ACTIVITIES
Increase (decrease) in total
 deposits............................          2,004,374    (1,252,362)     (249,361)
Increase (decrease) in other
 borrowings..........................         (2,196,372)    3,850,428     1,132,497
Proceeds from issuance of bank notes,
 net.................................          1,263,000
Proceeds from issuance of
 subordinated notes..................                          149,700       149,631
Principal payments on notes and
 debentures..........................               (384)     (200,802)       (4,981)
Proceeds from issuances of common and
 preferred stock.....................             55,981        91,338       370,921
Purchases of common and preferred
 stock...............................            (21,063)      (19,947)          (10)
Cash dividends paid..................           (103,710)      (47,279)       (5,779)
                                            ------------  ------------  ------------
CASH PROVIDED BY FINANCING ACTIVI-
 TIES................................          1,001,826     2,571,076     1,392,918
                                            ------------  ------------  ------------
INVESTING ACTIVITIES
Decrease (increase) in short-term
 investments.........................           (663,884)      718,506      (487,201)
Proceeds from sales of securities
 available for sale..................          3,582,694
Maturities of securities available
 for sale............................            560,545
Purchases of securities available for
 sale................................         (3,328,586)
Maturities of securities held to
 maturity............................          1,521,887     2,214,542     1,427,693
Proceeds from sales of securities
 held to maturity....................                        1,560,902     1,908,615
Purchases of securities held to
 maturity............................         (2,118,395)   (6,845,381)   (6,057,170)
Proceeds from sales of loans.........             62,021       560,178       926,597
Purchases of loans...................           (487,415)     (427,611)     (437,208)
Loans originated less principal
 collected...........................           (852,302)     (645,216)   (1,212,373)
Purchases of premises and equipment
 and other assets....................            (55,661)      (54,123)      (58,472)
Proceeds from the sale of premises
 and equipment and other assets......             77,662       106,484       197,714
                                            ------------  ------------  ------------
CASH USED BY INVESTING ACTIVITIES....         (1,701,434)   (2,811,719)   (3,791,805)
                                            ------------  ------------  ------------
INCREASE (DECREASE) IN CASH AND DUE
 FROM BANKS..........................            446,492        75,962      (608,680)
Cash and due from banks at beginning
 of year.............................          1,539,690     1,463,728     2,072,408
                                            ------------  ------------  ------------
CASH AND DUE FROM BANKS AT END OF
 YEAR................................       $  1,986,182  $  1,539,690  $  1,463,728
                                            ============  ============  ============
ADDITIONAL CASH FLOW INFORMATION
Interest paid........................       $    845,149  $    747,857  $    907,382
Income taxes paid....................       $     28,729  $     26,176  $     41,224

   The accompanying notes are an integral part of these financial statements.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of Shawmut National Corporation and its subsidiaries (the Corporation) are in conformity with generally accepted accounting principles followed within the banking industry. Certain amounts for prior years have been reclassified to conform to current year presentation. As more fully discussed in Note 2--"Merger and Acquisitions", the Corporation consummated the acquisitions of three banking organizations accounted for as poolings of interests during 1994. These consolidated financial statements and notes thereto give effect to the acquisitions and, therefore, the financial position, results of operations and cash flows are presented as if the Corporation and the acquired banking organizations had been combined for all periods presented. The significant accounting policies followed by the Corporation are summarized below.

  PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Shawmut National Corporation and its subsidiaries after elimination of material intercompany balances and transactions.

  TRADING ACCOUNT SECURITIES--Trading account securities include debt securities that are purchased and held principally for the purpose of selling them in the near term and are stated at fair value, as determined by quoted market prices. Gains and losses realized on the sale of trading account securities and adjustments to fair value are included in trading account profits.

  RESIDENTIAL MORTGAGES HELD FOR SALE--Residential mortgages held for sale are primarily one to four family real estate mortgage loans which are reported at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an aggregate basis. Forward mandatory, standby and put option contracts are entered into to limit market risk on residential mortgages held for sale. Gains and losses from sales of residential mortgages held for sale are recognized upon settlement with investors and recorded in noninterest income. These activities, together with underwriting and servicing of residential mortgage loans, comprise the Corporation's mortgage banking business.

  SECURITIES--Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost, adjusted for the amortization of premiums and accretion of discounts. Debt and equity securities which are not classified as held to maturity or as trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from the results of operations and reported as a separate component of shareholders' equity, net of income taxes.

  Prior to adoption of Statement of Financial Accounting Standards (FAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
115), effective December 31, 1993, debt securities that were to be held for indefinite periods of time, including securities that management intended to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, prepayment risk or other factors, were reported at the lower of aggregate cost or fair value. Changes in net unrealized losses were included in the Corporation's results of operations. Equity securities were stated at the lower of aggregate cost or fair value with net unrealized losses reported as a reduction of retained earnings.

  Fair values of securities are determined by prices obtained from independent market sources. Realized gains and losses on securities sold are computed on the identified cost basis on the trade date and are included in the results of operations.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOREIGN EXCHANGE TRADING INSTRUMENTS--Foreign exchange trading positions, including spot, forward and option contracts, are reported at market value. The resulting realized and unrealized gains and losses from foreign exchange trading are included in other noninterest income.

  INTEREST RATE INSTRUMENTS--Interest rate instruments, such as futures contracts and forward rate agreements, are used in conjunction with foreign exchange trading activities. These instruments are carried at net market value with realized and unrealized gains and losses recognized currently in other noninterest income.

  Interest rate swap, cap and floor agreements and futures contracts are used to manage the Corporation's interest rate risk. Those agreements meeting the criteria for hedge accounting treatment are designated as hedges and are accounted for on an accrual basis. Premiums paid for interest rate instruments are amortized as an adjustment to interest expense over the term of the agreements. The periodic net settlements on interest rate swap, cap and floor agreements are recorded as an adjustment to interest expense. Gains or losses on futures contracts that are effective hedges are deferred and amortized over the expected remaining life of the hedged asset or liability. The market value of futures contracts used to hedge the available for sale securities portfolio are included with the valuation of those securities.

  Disclosures required under FAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", are included in
Note 15--"Interest Rate Financial Instruments".

  LOANS--Loans are stated at the principal amounts outstanding, net of unearned income. Interest on undiscounted loans is recognized primarily utilizing the simple interest method based upon the principal amount outstanding. Interest on discounted loans is recognized utilizing the effective yield method.

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

  RESERVE FOR CREDIT LOSSES--The reserve for credit losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio, including commitments to extend credit. The reserve is maintained through the provision for credit losses, which is a charge to operations. When a loan, or a portion of a loan, is considered uncollectible, the loss is charged to the reserve. Recoveries of previously charged off loans are credited to the reserve. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  The determination of the adequacy of the reserve is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Corporation operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, and a review of forecasted economic conditions and the overall banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions, and the Corporation's perception as to how these factors may affect the financial condition of debtors.

  PREMISES AND EQUIPMENT--Premises, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization computed primarily on the straight-line method. Depreciation of buildings and equipment is based on the estimated useful lives of the assets. Amortization of leasehold improvements is based on the term of the related lease or the estimated useful lives of the improvements, whichever is shorter. Major renewals and betterments are capitalized and recurring repairs and maintenance are charged to operations. Gains or losses on dispositions of premises and equipment are included in income as realized.

  FORECLOSED PROPERTIES--Properties acquired through foreclosure or in settlement of loans and in-substance foreclosures are classified as foreclosed properties and are valued at the lower of the loan value or estimated fair value of the property acquired less estimated selling costs. At the time of foreclosure the excess, if any, of the loan value over the estimated fair value of the property acquired less estimated selling costs is charged to the reserve for credit losses. Additional decreases in the carrying values of foreclosed properties or changes in estimated selling costs, subsequent to the time of foreclosure, are recognized through a provision charged to operations. A valuation reserve is maintained for estimated selling costs and to record the excess of the carrying values over the fair market values of properties if changes in the carrying values are judged to be temporary.

  The fair value of foreclosed properties is determined based upon appraised value, which primarily utilizes the selling price of properties for similar purposes, or discounted cash flow analyses of the properties' operations.

  GOODWILL--The excess cost over the fair value of net assets acquired from acquisitions accounted for as purchases is included in other assets and amortized on a straight-line basis over periods of up to 25 years.

  PENSION AND OTHER EMPLOYEE BENEFIT PLANS--The Corporation maintains a noncontributory defined benefit pension plan, which covers substantially all full-time employees. Pension expense is based upon an actuarial computation of current and future benefits for employees. The pension plan is funded annually in an amount consistent with the funding requirements of federal law and regulations.

  The Corporation sponsors postretirement health care and life insurance benefit plans that provide health care and life insurance benefits for retired employees that have met certain age and service requirements. Postretirement health care and life insurance benefits expense is based upon an actuarial computation of current and future benefits for employees and retirees. See Note 11--"Pension and Other Employee Benefit Plans" for discussion of the adoption of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective January 1, 1993.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  The Corporation provides disability and workers' compensation related benefits to former or inactive employees after employment but before retirement and had also provided supplemental severance benefits to certain former employees. Postemployment benefits expense is determined based upon various criteria depending on the type of benefit. See Note 11--"Pension and Other Employee Benefit Plans" for discussion of the adoption of FAS No. 112, "Employers' Accounting for Postemployment Benefits", effective January 1, 1993.

  INCOME TAXES--Income tax expense is based on estimated taxes payable or refundable on a tax return basis for the current year and the changes in the amount of deferred tax assets and liabilities during the year. Deferred income tax assets and liabilities are established for temporary differences between the accounting basis and the tax basis of the Corporation's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. See Note 13-- "Income Taxes" for discussion of the adoption of FAS No. 109, "Accounting for Income Taxes", effective January 1, 1993.

  PER COMMON SHARE CALCULATIONS--Income per common share is calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding for each period presented.

  CASH FLOWS STATEMENT--For the purpose of reporting cash flows, the Corporation has defined cash equivalents as those amounts included in the balance sheet caption "Cash and due from banks".

NOTE 2--MERGER AND ACQUISITIONS

AGREEMENT AND PLAN OF MERGER

  On February 20, 1995, the Corporation and Fleet Financial Group, Inc. ("Fleet"), a corporation organized and existing under the laws of the State of Rhode Island, entered into an agreement and plan of merger, pursuant to which the Corporation will merge with and into Fleet (the "Merger"). As a result of the Merger, each share of the $.01 par value common stock of the Corporation outstanding immediately prior to the effective time of the Merger, other than shares held directly or indirectly by the Corporation or Fleet, will be converted into the right to receive .8922 shares of $1.00 par value common stock of Fleet.

  Each share of the Corporation's Preferred Stock with Cumulative and Adjustable Dividends with a stated value of $50 per share, 9.30% Cumulative Preferred Stock and 9.35% Cumulative Preferred Stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive one equivalent share of each of the respective series of Fleet preferred stock.

  The Merger is intended to constitute a tax-free transaction and to be accounted for as a pooling of interests. It is anticipated that the Merger will be consummated in the fourth quarter of 1995, and is subject to the approval of the common stock shareholders of Fleet and the Corporation, the receipt of various regulatory approvals, and the satisfaction (or, where permissible, waiver) of certain other standard closing conditions.

COMPLETED ACQUISITIONS

  The Corporation completed its acquisitions of the following banking organizations during the second quarter of 1994:

                                                                 COMMON
                                                    ASSETS AT    SHARES EXCHANGE
                                                  MARCH 31, 1994 ISSUED  RATIO
                                                  -------------- ------ --------
                                                  (IN THOUSANDS, EXCEPT EXCHANGE
                                                              RATIO)
Peoples Bancorp of Worcester, Inc. ("Peoples")--
 (May 23, 1994).................................    $  870,673   8,320    2.444
New Dartmouth Bank ("New Dartmouth")--(June 6,
 1994)..........................................    $1,724,458   6,430   15.157
Gateway Financial Corporation ("Gateway")--(June
 27, 1994)......................................    $1,259,563   7,421    0.559

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  These acquisitions were accounted for as poolings of interests and as such are reflected in the consolidated financial statements as though the Corporation, Peoples, New Dartmouth and Gateway had been combined as of the beginning of the earliest period presented.

  Merger related charges of $100.9 million were recorded during the second quarter of 1994 to reflect the costs to integrate these acquisitions. The merger related charges include: $18.9 million for severance and benefits costs for workforce reductions; $39.4 million for the closure of duplicative branches and facilities and cancellation of vendor contracts; $11.1 million for financial advisory, legal and accounting expenses; and $7.0 million for losses on the accelerated sales of foreclosed properties. In addition, the sales of securities and disposition of residential loans of the acquired entities to maintain an interest rate risk profile consistent with that of the Corporation resulted in losses of $12.5 million and $12.0 million, respectively, which are included in merger related charges. Accrued merger expenses totaled $13.8 million at December 31, 1994.

  The following table sets forth the results of operations of Peoples, New Dartmouth, Gateway and the Corporation for the years ended December 31, 1993 and 1992:

                                                               1993      1992
                                                            ---------- --------
                                                              (IN THOUSANDS)
Net interest income:
  Peoples.................................................. $   37,232 $ 36,598
  New Dartmouth............................................     62,743   69,128
  Gateway..................................................     46,958   51,475
  The Corporation, as previously reported..................    924,630  825,328
                                                            ---------- --------
   Combined................................................ $1,071,563 $982,529
                                                            ========== ========
Net income (loss):
  Peoples.................................................. $   10,787 $ 11,034
  New Dartmouth............................................     19,088   20,264
  Gateway..................................................      8,421  (20,402)
  The Corporation, as previously reported..................    290,752   75,209
                                                            ---------- --------
   Combined................................................ $  329,048 $ 86,105
                                                            ========== ========

  The Corporation also completed its acquisitions of West Newton Savings Bank, with assets of approximately $254 million, and Cohasset Savings Bank, with assets of approximately $78 million, on September 30, 1994, which were accounted for as purchases. Also completed during 1994 were the purchases of: ten branches from Northeast Savings, F.A., which had deposits of approximately $427 million, on June 11, 1994; $25 million in deposits of a failed thrift institution from the Resolution Trust Company on July 18, 1994 (renamed Shawmut Bank, FSB); and the processing services division of Poorman-Douglas, a bankruptcy claims processing company, on October 3, 1994.

PENDING ACQUISITIONS

  In November 1994, the Corporation entered into a purchase agreement with Barclays Bank PLC and Barclays Business Credit, Inc. pursuant to which the Corporation agreed to purchase substantially all of the assets and to assume certain of the liabilities of the Business Finance Division ("Barclays Finance") of Barclays Business Credit, Inc., for a purchase price equal to the net book value of the assets to be acquired and the liabilities to be assumed plus a premium of $290 million. The book value of the assets to be acquired was approximately $2.3 billion at December 31, 1994, and the book value of the liabilities to be assumed was approximately $12.7 million at such date. Barclays Finance, based in Glastonbury, Connecticut, provides

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS asset-based financing to middle market companies through a network of offices nationwide. The acquisition was completed on January 31, 1995 and recorded under the purchase method of accounting.

  In June 1994, the Corporation entered into an agreement to acquire Northeast Federal Corp. ("Northeast"). Northeast is a unitary savings and loan holding company which provides financial services through its subsidiary, Northeast Savings, F.A. As of December 31, 1994, Northeast had assets of $3.3 billion, deposits of $2.4 billion and stockholders' equity of $138.9 million. Northeast has 33 offices located in Connecticut, Massachusetts and upstate New York. Pursuant to the agreement, Northeast stockholders will receive shares of the Corporation's common stock in exchange for Northeast shares in accordance with the exchange ratio provisions set forth therein, subject to a minimum exchange ratio of .415 and a maximum exchange ratio of .507. The Northeast transaction may be terminated if the transaction is not consummated on or before June 30, 1995 or if the Corporation's common stock average price, as defined, is less than $21.465 per share for the fifteen consecutive full trading days prior to the date on which the last regulatory approval required to consummate the transaction has been obtained and all statutory waiting periods have expired and, therefore, resulting in Northeast stockholders receiving less than $10.875 of the Corporation's common stock.

  On January 11, 1995, Northeast publicly stated that the position of the Northeast Board of Directors at the time it approved the agreement was to terminate the agreement after receipt of the last regulatory approval if the consideration to be received by Northeast stockholders is valued at less than $10.875 per share of Northeast common stock and that the Northeast Board of Directors has not changed that position. If Northeast terminates the agreement, the Corporation's present intention is not to increase the exchange ratio above .507.

NOTE 3-SECURITIES

  A summary of the amortized cost and fair value of securities classified as available for sale at December 31, 1994 and 1993 are as follows:

                                     AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
December 31, 1994
U.S. Government and agency securi-
 ties
  U.S. Treasury....................  $1,275,041   $   15    $52,344   $1,222,712
  Mortgage backed..................     204,498    2,046        451      206,093
Equity securities..................     149,521      746      9,867      140,400
Corporate mortgage backed and other
 securities........................     446,186              23,633      422,553
State and municipal obligations....          96        1          2           95
                                     ----------   ------    -------   ----------
    Total..........................  $2,075,342   $2,808    $86,297   $1,991,853
                                     ==========   ======    =======   ==========

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
December 31, 1993
U.S. Government and agency
 securities
  U.S. Treasury....................  $1,695,536  $ 1,694    $ 4,077   $1,693,153
  Mortgage backed..................     730,321   27,689      1,757      756,253
Equity securities..................     217,390    3,390      4,472      216,308
Corporate mortgage backed and other
 securities........................     525,090      914      2,256      523,748
State and municipal obligations....         142       16          4          154
                                     ----------  -------    -------   ----------
    Total..........................  $3,168,479  $33,703    $12,566   $3,189,616
                                     ==========  =======    =======   ==========

  The amortized cost of securities classified as available for sale exceeded fair value by approximately $83.5 million at December 31, 1994, consisting of unrealized losses of approximately $86.3 million and unrealized gains of approximately $2.8 million. The fair value of securities classified as available for sale exceeded amortized cost by approximately $21.1 million at December 31, 1993, consisting of unrealized gains of approximately $33.7 million and unrealized losses of approximately $12.6 million. As a result, net unrealized losses of $54.3 million and net unrealized gains of $13.8 million on securities classified as available for sale at December 31, 1994 and 1993, respectively, were included as a separate component of shareholders' equity. These net unrealized losses and gains are net of income tax effects of $29.2 million and $7.3 million, respectively.

  The amortized cost and fair value of securities classified as held to maturity at December 31, 1994 and 1993 are summarized as follows:

                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
December 31, 1994
U.S. Government and agency securi-
 ties
  Mortgage backed.................  $3,556,103  $ 1,010    $211,345  $3,345,768
  U.S. Treasury...................   1,953,820       16     115,157   1,838,679
Asset backed and other securities.   2,490,459       42     113,058   2,377,443
                                    ----------  -------    --------  ----------
    Total.........................  $8,000,382  $ 1,068    $439,560  $7,561,890
                                    ==========  =======    ========  ==========
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
December 31, 1993
U.S. Government and agency securi-
 ties
  Mortgage backed.................  $3,332,189  $61,427     $ 1,392  $3,392,224
  U.S. Treasury...................   1,713,534    3,072       7,067   1,709,539
Asset backed and other securities.   2,106,603   26,754       6,324   2,127,033
                                    ----------  -------    --------  ----------
    Total.........................  $7,152,326  $91,253     $14,783  $7,228,796
                                    ==========  =======    ========  ==========

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  As part of the acquisitions completed during the second quarter of 1994, certain securities previously classified as held to maturity by the acquired entities were transferred to securities classified as available for sale and certain securities classified as available for sale were sold in order to maintain the Corporation's interest rate risk profile. The net loss recognized upon the sale of these securities of $12.5 million is included in merger related charges. The amortized cost and fair value of the securities transferred from the held to maturity category to available for sale were $112.1 million and $106.9 million, respectively. Also, securities previously classified as available for sale by the acquired entities, with a fair value of $377.5 million, were transferred to securities classified as held to maturity.

  The proceeds from sales of these securities classified as available for sale, inclusive of certain securities previously classified as held to maturity by the acquired entities, were $264.0 million, which resulted in gross realized losses of $14.7 million and gross realized gains of $2.2 million during the second quarter of 1994.

  Proceeds from sales of debt securities during 1994, 1993 and 1992 totaled approximately $3.1 billion, $4.5 billion and $4.7 billion, respectively, and resulted in gains of approximately $4.7 million, $19.3 million and $94.4 million and losses of approximately $17.2 million, $2.8 million and $1.2 million. Securities with a carrying amount of $5.7 billion were pledged to secure public deposits, borrowings and for other purposes required by law at December 31, 1994.

  Upon the adoption of FAS 115 as of December 31, 1993, securities aggregating $708.2 million, previously reported at the lower of aggregate cost or fair value or at amortized cost, were transferred to securities classified as held to maturity. Also, securities aggregating $286.1 million were transferred from the held to maturity portfolio to securities available for sale.

  The amortized cost and fair value of securities at December 31, 1994, by maturity date, are summarized below. Mortgage backed securities are included in the table based upon contractual maturity.

                                     AVAILABLE FOR SALE     HELD TO MATURITY
                                    --------------------- ---------------------
                                    AMORTIZED     FAIR    AMORTIZED     FAIR
                                       COST      VALUE       COST      VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Due in one year or less............ $   87,532 $   87,128 $  532,377 $  518,608
Due after one year through five
 years.............................    992,122    955,261  3,282,550  3,103,219
Due after five years through ten
 years.............................    231,917    213,549  2,343,130  2,195,847
Due after ten years................    614,250    595,515  1,842,325  1,744,216
                                    ---------- ---------- ---------- ----------
                                     1,925,821  1,851,453  8,000,382  7,561,890
Equity securities..................    149,521    140,400
                                    ---------- ---------- ---------- ----------
    Total.......................... $2,075,342 $1,991,853 $8,000,382 $7,561,890
                                    ========== ========== ========== ==========

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--LOANS AND RESERVE FOR CREDIT LOSSES

  The components of the Corporation's loan portfolio at December 31, 1994 and 1993, net of unearned income of $32.8 million and $12.8 million, respectively, are summarized below:

                                                           1994        1993
                                                        ----------- -----------
                                                            (IN THOUSANDS)
Commercial and industrial.............................. $ 7,006,396 $ 6,393,501
                                                        ----------- -----------
Owner-occupied commercial real estate..................   1,412,007   1,492,820
                                                        ----------- -----------
Real estate investor/developer
  Commercial mortgage..................................   1,309,224   1,526,457
  Construction and other...............................     157,391     160,740
                                                        ----------- -----------
    Total investor/developer...........................   1,466,615   1,687,197
                                                        ----------- -----------
Consumer
  Residential mortgage.................................   5,592,084   5,325,904
  Home equity..........................................   1,625,662   1,637,773
  Installment and other................................   1,384,379   1,060,493
                                                        ----------- -----------
    Total consumer.....................................   8,602,125   8,024,170
                                                        ----------- -----------
    Total..............................................  18,487,143  17,597,688
Less reserve for credit losses.........................     542,116     669,156
                                                        ----------- -----------
    Total.............................................. $17,945,027 $16,928,532
                                                        =========== ===========

  Loans totaling $19.5 million, $37.2 million and $275.6 million were transferred to foreclosed properties during 1994, 1993 and 1992, respectively. In connection with the acquisitions completed during the second quarter of 1994, fixed-rate residential mortgage loans with a carrying amount of approximately $244.0 million were transferred to residential mortgages held for sale and sold during the third quarter of 1994. The Corporation recognized a loss of $12.0 million on this sale which is included in merger related charges.

  Loans outstanding to directors, executive officers, principal holders of equity securities or to any of their associates totaled $55.7 million at December 31, 1994 and $22.7 million at December 31, 1993. A total of $79.4 million in loans were made or added, while a total of $46.4 million were repaid or deducted during 1994. Changes in the composition of the board of directors or the group comprising executive officers result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The details of the Corporation's nonaccruing loans, restructured loans and accruing loans past due 90 days or more at December 31, 1994 and 1993 are summarized below:

                                                                1994     1993
                                                              -------- --------
                                                               (IN THOUSANDS)
Commercial and industrial.................................... $ 35,982 $ 85,008
                                                              -------- --------
Owner-occupied commercial real estate........................   57,560   79,561
                                                              -------- --------
Real estate investor/developer
  Commercial mortgage........................................   66,909   97,346
  Construction and other.....................................   16,012   25,054
                                                              -------- --------
    Total investor/developer.................................   82,921  122,400
                                                              -------- --------
Consumer
  Residential mortgage.......................................   38,398   71,722
  Home equity................................................    6,548    8,673
  Installment and other......................................    2,542    5,536
                                                              -------- --------
    Total consumer...........................................   47,488   85,931
                                                              -------- --------
    Total nonaccruing loans.................................. $223,951 $372,900
                                                              ======== ========
Restructured loans........................................... $ 41,752 $ 73,345
                                                              ======== ========
Accruing loans past due 90 days or more...................... $ 43,264 $ 42,616
                                                              ======== ========

  Interest income related to nonaccruing and restructured loans would have been approximately $25.0 million in 1994 and $48.0 million in 1993 had these loans been current and the terms of the loans had not been modified. Interest income recorded on these loans totaled approximately $3.5 million in 1994 and $11.0 million in 1993. Interest income received on these loans and applied as a reduction of principal totaled approximately $9.8 million and $15.1 million in 1994 and 1993, respectively.

  Changes affecting the reserve for credit losses for the years ended December 31, 1994, 1993 and 1992, respectively, are summarized below:

                                                   1994      1993       1992
                                                 --------  --------  ----------
                                                        (IN THOUSANDS)
Balance at beginning of year.................... $669,156  $908,394  $1,043,689
Provision charged to operations.................    3,000    55,944     242,128
Addition for loans purchased....................    4,287
Loans charged off............................... (190,552) (349,631)   (423,051)
Recoveries on loans charged off.................   56,225    54,449      45,628
                                                 --------  --------  ----------
Balance at end of year.......................... $542,116  $669,156  $  908,394
                                                 ========  ========  ==========

  The Financial Accounting Standards Board issued FAS No. 114, "Accounting By Creditors for Impaired Loans", in May 1993. The new accounting standard will require that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective rate when assessing the need for a loss accrual. The new accounting standard is effective for the Corporation's financial statements beginning January 1, 1995. The Corporation does not anticipate that adoption of the new accounting standard will have a material effect on its financial position or results of operations.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--PREMISES AND EQUIPMENT

  The components of premises and equipment at December 31, 1994 and 1993 are summarized below:

                                                 ESTIMATED
                                                USEFUL LIFE     1994     1993
                                               -------------- -------- --------
                                                               (IN THOUSANDS)
Land..........................................                $ 30,070 $ 30,563
Buildings..................................... 10 to 40 years  193,073  191,558
Leasehold improvements........................  5 to 10 years  125,551  144,233
Equipment.....................................  4 to 15 years  395,834  400,263
                                                              -------- --------
    Total.....................................                 744,528  766,617
Less accumulated depreciation and amortiza-
 tion.........................................                 414,748  433,657
                                                              -------- --------
    Total.....................................                $329,780 $332,960
                                                              ======== ========

  Depreciation and amortization expense of $49.2 million in 1994, $52.3 million in 1993 and $54.7 million in 1992 is included in occupancy expense or equipment expense, depending upon the nature of the asset.

  The Corporation occupies certain other premises and rents equipment, primarily data processing equipment, under leases that are accounted for as operating leases. These leases have expiration dates through 2023. Operating lease rentals aggregated $51.7 million in 1994, $54.2 million in 1993 and $59.9 million in 1992. Such amounts are recorded net of sublease income totaling $1.4 million in 1994, $1.5 million in 1993 and $1.2 million in 1992.

  The minimum rental commitments of the Corporation at December 31, 1994 under the terms of operating leases in excess of one year were as follows: $34.1 million in 1995; $29.8 million in 1996; $23.9 million in 1997; $19.6 million in 1998; $16.8 million in 1999; and $119.5 million after 1999.

NOTE 6--FORECLOSED PROPERTIES

  Foreclosed properties of $18.8 million and $64.5 million are stated net of reserves of $12.6 million and $15.2 million at December 31, 1994 and 1993, respectively. Provisions charged to operations for changes in the carrying value of foreclosed properties amounted to $4.0 million, $76.6 million and $140.4 million in 1994, 1993 and 1992, respectively.

NOTE 7--OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

  The components of other assets at December 31, 1994 and 1993 are presented below:

                                                             1994       1993
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Accrued interest income.................................. $  227,654 $  171,084
Net deferred income taxes................................    164,958    200,871
Cash surrender value of life insurance...................    156,913
Goodwill and other intangibles...........................    154,488    109,671
Prepaid pension expense..................................    128,614    128,302
Receivable for securities sold...........................     10,000    219,111
Other....................................................    430,063    475,550
                                                          ---------- ----------
    Total................................................ $1,272,690 $1,304,589
                                                          ========== ==========

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The components of accrued expenses and other liabilities at December 31, 1994 and 1993 are presented below:

                                                                1994     1993
                                                              -------- --------
                                                               (IN THOUSANDS)
Accrued interest expense..................................... $ 96,082 $ 70,887
Accrued dividends payable....................................   30,429   24,090
Accrued restructuring expenses...............................   19,045    6,854
Accrued merger expenses......................................   13,772
Accrued postretirement health care and life insurance bene-
 fits expense................................................   13,117    8,057
Accrued postemployment benefits expense......................    8,645    8,400
Other........................................................  160,562   84,628
                                                              -------- --------
    Total.................................................... $341,652 $202,916
                                                              ======== ========

NOTE 8--OTHER BORROWINGS

  Other borrowings of the Corporation at December 31, 1994 and 1993 were as follows:

                                                             1994       1993
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Federal funds purchased.................................. $1,342,961 $1,709,315
Securities sold under agreements to repurchase...........  4,733,847  5,784,932
Treasury tax and loan funds..............................    323,883    599,962
Private placement notes..................................    210,997    174,996
Federal Home Loan Bank of Boston borrowings..............    452,108  1,013,746
Other....................................................     22,783
                                                          ---------- ----------
    Total................................................ $7,086,579 $9,282,951
                                                          ========== ==========

  The scheduled maturities of Federal Home Loan Bank of Boston borrowings at December 31, 1994 are as follows: $254.2 million due in 1995 with interest rates at 4.12 to 9.01 percent; and $197.9 million due in 1996 and thereafter with interest rates at 4.88 to 8.51 percent.

  Securities sold under agreements to repurchase, representing primarily U.S. Government agency securities, at December 31, 1994 are detailed below by due date:

                                                LESS THAN    30-90
                                    OVERNIGHT    30 DAYS     DAYS      TOTAL
                                    ----------  ----------  -------  ----------
                                                 (IN THOUSANDS)
Securities sold
  Amortized cost................... $2,649,686  $2,422,656  $64,341  $5,136,683
  Fair value.......................  2,453,220   2,261,054   59,027   4,773,301
Repurchase borrowings..............  2,447,720   2,227,784   58,343   4,733,847
Average borrowing interest rate....       5.85%       5.94%    5.47%       5.89%

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--NOTES AND DEBENTURES

  The Corporation's notes and debentures at December 31, 1994 and 1993 are summarized below:

                                                               1994      1993
                                                            ---------- --------
                                                              (IN THOUSANDS)
BANK HOLDING COMPANIES
9.85% subordinated capital notes due June 1, 1999, net of
 discount.................................................. $  149,931 $149,915
8 7/8% notes due April 1, 1996, net of discount............    149,866  149,769
7.20% subordinated notes due April 15, 2003, net of dis-
 count.....................................................    149,750  149,720
8 5/8% subordinated notes due December 15, 1999, net of
 discount..................................................    149,736  149,684
8 1/8% notes due February 1, 1997, net of discount.........     99,916   99,880
Floating rate subordinated notes due February 14, 1997.....     50,000   50,000
                                                            ---------- --------
    Total..................................................    749,199  748,968
                                                            ---------- --------
BANK SUBSIDIARIES:
Floating rate senior notes due 1995 and 1996...............  1,038,000
5.50% senior note due June 30, 1995........................    200,000
5.60% senior note due February 1, 1995.....................     25,000
Other......................................................      9,589    9,973
                                                            ---------- --------
    Total..................................................  1,272,589    9,973
                                                            ---------- --------
        Total.............................................. $2,021,788 $758,941
                                                            ========== ========

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

  Floating rate senior notes issued under the Corporation's subsidiary banks' note program at December 31, 1994 mature from three months to two years and currently have interest rates of 5.64 to 6.58 percent. The weighted average interest rate on the floating rate senior notes at December 31, 1994 was 6.10 percent.

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

  The scheduled maturities of the Corporation's notes and debentures for each of the next five years are as follows: $1,013.4 million in 1995; $400.3 million in 1996; $150.4 million in 1997; $.5 million in 1998; $300.2 million in 1999;
and $157.0 million after 1999.

  On February 14, 1995, Shawmut Bank Connecticut completed a $250 million offering of 8 5/8% subordinated bank notes due 2005.

  Refer to Note 20--"Parent Company Financial Information" for further discussion of parent company notes and debentures.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--SHAREHOLDERS' EQUITY

  The payment of dividends is determined by the Board of Directors in light of the earnings, capital levels, cash requirements and the financial condition of the Corporation and its subsidiaries, applicable government regulations and policies and other factors deemed relevant by the Board of Directors, including the amount of dividends payable to the Corporation by its subsidiary banks. Various federal laws, regulations and policies limit the ability of the Corporation's subsidiary banks to pay dividends. See Note 18--"Regulatory Matters".

  The Corporation's Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock without par value in series and to determine the designation, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions and all other rights of each series. The Corporation had outstanding at December 31, 1994 a series of 575,000 shares of 9.30% Cumulative Preferred Stock with a stated value of $250 per share represented by Depositary Shares and a series of 688,700 shares of Preferred Stock with Cumulative and Adjustable Dividends with a stated value of $50 per share. Both series of preferred stock rank senior to the Corporation's common stock as to dividends and liquidation preference.

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

  Dividends of $23.25, $23.25 and $4.65 per share were declared on the 9.30% Cumulative Preferred Stock during 1994, 1993 and 1992, respectively. Dividends of $3.00, $3.00 and $3.01 per share were declared during 1994, 1993 and 1992, respectively, on the Preferred Stock with Cumulative and Adjustable Dividends. Dividends declared per common share were $.82 and $.50 during 1994 and 1993, respectively. There were no dividends declared on common shares during 1992.

  On January 26, 1995, the Corporation completed a $125 million offering of 500,000 shares of 9.35% Cumulative Preferred Stock with a stated value of $250 per share represented by Depositary Shares.

  On October 10, 1991, New Dartmouth (which was subsequently merged with Shawmut Bank NH upon consummation of the acquisition discussed in Note 2-- "Merger and Acquisitions") issued 347,073 shares of non-voting, convertible, redeemable, preferred stock ("FDIC Preferred Stock") to the Federal Deposit Insurance Corporation ("FDIC") at a price of $89.46 per share. The shares of FDIC Preferred Stock were redeemable at New Dartmouth's option. During 1993, New Dartmouth redeemed 177,000 shares of FDIC Preferred Stock at the stipulated redemption prices. On May 27, 1994, New Dartmouth redeemed the remaining shares of FDIC Preferred Stock from the FDIC at a redemption price of $107.77 per share.

  The Corporation's rights plan provides for the distribution of one right for each outstanding share of common stock. Each right entitles common stockholders to buy one-one hundredth of a newly issued share of Series A Junior Participating Preferred Stock of the Corporation at an exercise price of $100 per share, subject to adjustment. The rights, which will expire March 10, 1999, can be redeemed by the Corporation

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under certain circumstances at one cent per right. The rights become exercisable if certain events relating to the acquisition or proposed acquisition of common shares of the Corporation occur. When exercisable, under certain circumstances, each right will enable its holder to purchase, at the right's then current exercise price, common shares of the Corporation (or, under certain circumstances, a combination of cash, property, common shares or other securities) having a value of twice the right's exercise price. In addition, if thereafter the Corporation is involved in a merger or other business combination transaction with another person in which its shares are changed or exchanged, or if the Corporation sells more than 50 percent of its assets, cash flow, or earning power to another person or persons, each right (with certain exceptions) that has not previously been exercised will entitle its holder to purchase, at the right's then current exercise price, common shares of such other person having a value of twice the right's exercise price.

  Common shares totaling 20,531,741 at December 31, 1994 were reserved for issuance under the Dividend Reinvestment and Stock Purchase Plan and the Corporation's Stock Option and Restricted Stock Award Plans. Common shares totaling 8,023,915 at December 31, 1994 were reserved for issuance for the pending acquisition of Northeast.

  In connection with the settlement of certain litigation, the Corporation issued warrants for the purchase of up to 1,329,115 shares of common stock on January 18, 1994. The warrants have an exercise price of $22.11 per share, are listed on the New York Stock Exchange, are freely tradable and are exercisable for a period of one year, commencing January 18, 1995.

NOTE 11--PENSION AND OTHER EMPLOYEE BENEFIT PLANS

  Pension and Thrift Plans--The Corporation has noncontributory, qualified defined benefit pension plans covering substantially all full-time employees meeting certain requirements as to age and length of service. For those vested, the plans provide a monthly benefit upon retirement based on compensation during the five consecutive highest paid years of employment and years of credited service. It is the Corporation's policy to fund annually an amount consistent with the funding requirements of federal law and regulations and not to exceed an amount which would be deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The assets of the plans are primarily invested in listed stocks.

  The Corporation also has supplemental retirement plans that cover certain employees and pay benefits that supplement any benefits paid under the qualified plans. Benefits under the supplemental plans are generally based on compensation not includible in the calculation of benefits to be paid under the qualified plans.

  The following table sets forth the funding status and the prepaid pension expense of the Corporation's pension and supplemental benefit plans recognized in the balance sheet at December 31, 1994 and 1993:

                                                            1994       1993
                                                          ---------  ---------
                                                            (IN THOUSANDS)
Actuarial present value of benefit obligations
  Vested benefit obligation.............................. $(128,213) $(119,942)
                                                          =========  =========
  Accumulated benefit obligation......................... $(139,990) $(136,727)
                                                          =========  =========
Projected benefit obligation for services rendered to
 date.................................................... $(162,273) $(192,107)
Plan assets at fair market value.........................   263,427    262,629
                                                          ---------  ---------
Plan assets in excess of projected benefit obligation....   101,154     70,522
Unrecognized net actuarial loss..........................    17,706     46,225
Unrecognized prior service cost..........................    13,997     15,928
Unrecognized net asset...................................    (4,243)    (4,373)
                                                          ---------  ---------
Prepaid pension expense.................................. $ 128,614  $ 128,302
                                                          =========  =========

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Corporation's net pension expense (income) was $4.3 million in 1994, $1.7 million in 1993 and $(1.4) million in 1992.

  The components of net pension expense (income) for the years ended December 31, 1994, 1993 and 1992 for all plans were as follows:

                                                     1994      1993      1992
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Service cost for benefits earned during the peri-
 od..............................................  $ 13,577  $ 10,374  $  9,820
Interest cost on projected benefit obligation....    14,153    12,385     9,998
Actual return on plan assets.....................    (4,041)  (17,262)  (27,110)
Net amortization and deferral of gains and loss-
 es..............................................   (19,396)   (3,780)    6,911
Settlement and curtailment gains, net............                        (1,049)
                                                   --------  --------  --------
Net pension expense (income).....................  $  4,293  $  1,717  $ (1,430)
                                                   ========  ========  ========

  Significant rate assumptions as of December 31, 1994, 1993 and 1992, used in determining 1994, 1993 and 1992 net pension expense (income) and related pension obligations were as follows:

                                                              1994  1993  1992
                                                              ----  ----  ----
Discount rate used in determining projected benefit obliga-
 tion........................................................  8.5%  7.5%  8.5%
Rate of increase in compensation levels......................  4.5   4.5   4.5
Long-term rate of return on plan assets...................... 10.0  10.0  10.0

  The Corporation also sponsors defined contribution plans covering substantially all employees. Contributions under such plans totaled $7.2 million in 1994, $6.8 million in 1993 and $6.3 million in 1992.

  Postretirement Health Care and Life Insurance Benefits--The Corporation provides health care and life insurance benefits for retired employees that have met certain age and service requirements. The postretirement medical plan and one of the life insurance plans are contributory with contributions adjusted annually to reflect certain cost-sharing provisions of the plans. The remaining two postretirement life insurance plans are noncontributory. It is the Corporation's policy to fund the postretirement benefit plans as claims are paid. Plan assets represent the cash surrender value of life insurance policies related to one of the plans described above.

  The Corporation adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective January 1, 1993. This accounting standard requires the expected cost of these postretirement health care and life insurance benefits to be accrued and charged to operations during the years the employees render the service. The Corporation is amortizing the transition obligation of $95.5 million on a straight-line basis over 20 years. The postretirement benefits expense was $15.0 million and $14.9 million in 1994 and 1993, respectively. Previously, the Corporation's postretirement benefits were expensed as claims were paid and totaled approximately $5.0 million in 1992.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The following table sets forth the funded status and the accrued postretirement health care and life insurance benefits expense of the Corporation's postretirement benefit plans recognized in the balance sheet at December 31, 1994 and 1993:

                                                              1994      1993
                                                            --------  ---------
                                                              (IN THOUSANDS)
Accumulated postretirement benefit obligation
  Retirees................................................  $(61,771) $ (65,870)
  Fully eligible active plan participants.................   (23,123)   (19,899)
  Other active plan participants..........................   (12,899)   (16,526)
                                                            --------  ---------
    Total.................................................   (97,793)  (102,295)
Plan assets at fair market value..........................     2,211      2,292
                                                            --------  ---------
Accumulated postretirement benefit obligation in excess of
 plan assets..............................................   (95,582)  (100,003)
Unrecognized net actuarial (gain) loss....................    (2,857)     1,173
Unrecognized transition obligation........................    85,322     90,773
                                                            --------  ---------
Accrued postretirement health care and life insurance ben-
 efits expense............................................  $(13,117) $  (8,057)
                                                            ========  =========

  The components of the annual postretirement health care and life insurance benefits expense for the years ended December 31, 1994 and 1993 are summarized below:

                                                               1994     1993
                                                              -------  -------
                                                              (IN THOUSANDS)
Service cost for benefits earned during the period........... $ 3,010  $ 2,398
Interest cost on projected benefit obligation................   7,272    7,821
Actual return on plan assets.................................    (115)    (112)
Net amortization of the transition obligation................   4,740    4,778
Net amortization and deferral of gains and losses............      48
                                                              -------  -------
Postretirement health care and life insurance benefits ex-
 pense....................................................... $14,955  $14,885
                                                              =======  =======

  Significant rate assumptions as of December 31, 1994 and 1993 used in determining 1994 and 1993 postretirement health care and life insurance benefits expense and related obligation were as follows:

                                                                    1994  1993
                                                                    ----  ----
Discount rate used in determining accumulated postretirement bene-
 fit obligation....................................................  8.5%  7.5%
Rate of increase in compensation levels............................  4.5   4.5
Long-term rate of return on plan assets............................  5.0   5.0
Medical cost trend rate............................................ 12.0  12.0
Medicare benefits trend rate....................................... 10.5  10.5

  The assumptions for medical costs and Medicare benefits trend to 5.0 percent by the year 2002 and remain constant thereafter. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1994 by $5.2 million and increase the aggregate of the service and interest cost components of net periodic postretirement benefits expense for 1994 by $.4 million.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Postemployment Benefits--The Corporation provides disability and workers' compensation related benefits to former or inactive employees after employment but before retirement and has also provided supplemental severance benefits to certain former employees. The Corporation adopted, in the fourth quarter of 1993 retroactive to January 1, 1993, FAS No. 112, "Employers' Accounting for Postemployment Benefits". This accounting standard requires that the cost of these benefits be accrued and charged to operations if the obligation is attributable to services already rendered, rights to such benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. The Corporation recognized an after-tax charge of $6.6 million recorded as a cumulative effect of a change in method of accounting in 1993 relating to the adoption of this new accounting standard. Severance related amounts of $16.3 million were included in restructuring related charges in 1993. The Corporation's postemployment benefits expense for 1994, including severance amounts of $26.6 million included in restructuring related charges, was $28.3 million.

  Stock Option and Restricted Stock Award Plans--The Corporation has Stock Option and Restricted Stock Award Plans (the Plans), which provide for the granting of incentive and nonqualified stock options to certain employees for the purchase of Shawmut National Corporation common stock at 100 percent of fair market value at the date of grant. Options granted under the Plans are exercisable after a minimum of one year but within ten years of the date of grant. Also, options granted may be accompanied by stock appreciation rights
(SARs) or limited stock appreciation rights (LSRs), or both. SARs and LSRs entitle the holder to receive payment equal to the increase in the market value of the common stock from the date of grant to the date of exercise. LSRs may be exercised only during the 60-day period following a change of control. SARs and LSRs may be granted only in tandem with stock options and may be paid in cash or common stock at the election of the employee. At December 31, 1994, 534,200 outstanding stock options had been issued with SARs attached. Common stock issued relating to restricted stock awards amounted to 18,000 shares in 1994, 48,000 shares in 1993 and 226,000 shares in 1992.

  The Plans also provide for the granting of restricted stock and performance share units to certain key executives. A performance share unit represents an interest in a restricted share of common stock and any dividends declared. Grants of performance share units are determined using certain guidelines based on salary and responsibility levels, as well as predetermined performance criteria. A total of 9,382,790 shares of common stock have been reserved for the Plans at December 31, 1994, including the performance share units. Charges for the Plans related to restricted stock awards totaled $.9 million in 1994, $1.0 million in 1993 and $.8 million in 1992. A grant of 163,000 shares of performance share units occurred in March 1994, for the performance periods beginning January 1, 1994 through December 31, 1996. A grant of 308,200 shares of performance share units occurred in October 1993, for the performance periods beginning January 1, 1994 through December 31, 1995. Compensation expense is recognized based on the fair value of the performance share units over these periods and totaled $4.6 million in 1994.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Transactions in the Corporation's stock options for the three year period ended December 31, 1994 are summarized below:

                                                        OPTION
                                           NUMBER OF     PRICE       TOTAL
                                             SHARES    PER SHARE (IN THOUSANDS)
                                           ----------  --------- --------------
Outstanding December 31, 1991.............  2,555,080   $ 5-31      $40,686
Granted in 1992...........................    888,116     8-19        9,274
Cancelled in 1992.........................   (397,871)    4-30       (7,846)
Exercised in 1992.........................   (282,782)    4-11       (1,740)
                                           ----------   ------      -------
Outstanding December 31, 1992.............  2,762,543     5-31       40,374
                                           ----------   ------      -------
Granted in 1993...........................  1,462,027    10-25       32,234
Cancelled in 1993.........................   (290,136)    4-31       (6,950)
Exercised in 1993.........................   (475,310)    4-23       (3,424)
                                           ----------   ------      -------
Outstanding December 31, 1993.............  3,459,124     4-30       62,234
                                           ----------   ------      -------
Granted in 1994...........................  1,979,199     7-24       36,309
Cancelled in 1994.........................   (440,841)    4-30      (11,111)
Exercised in 1994......................... (1,094,982)    4-24       (9,228)
                                           ----------   ------      -------
Outstanding December 31, 1994.............  3,902,500   $ 4-26      $78,204
                                           ==========   ======      =======
Options exercisable at December 31, 1994..  1,295,902   $ 4-26      $19,281
                                           ==========   ======      =======
Shares available for future grants at De-
 cember 31, 1994..........................  5,320,535
                                           ==========

NOTE 12--OTHER NONINTEREST INCOME AND NONINTEREST EXPENSES

  The components of other noninterest income for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                        1994    1993     1992
                                                       ------- ------- --------
                                                            (IN THOUSANDS)
Loan servicing........................................ $32,185 $16,005 $ 20,222
Foreign exchange trading..............................     989   2,964    9,288
Trading account profits...............................   4,488   6,379    6,559
Residential mortgage sales............................   1,944  26,933   10,042
FDIC assistance.......................................          13,792    5,010
Loan securitizations and sales........................                   22,335
Other.................................................  25,601  29,011   52,684
                                                       ------- ------- --------
    Total............................................. $65,207 $95,084 $126,140
                                                       ======= ======= ========

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The components of noninterest expenses, excluding merger and restructuring related charges, for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                        1994     1993     1992
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
Compensation......................................... $391,994 $414,074 $402,198
Benefits.............................................   86,148   86,180   72,527
                                                      -------- -------- --------
    Total............................................ $478,142 $500,254 $474,725
                                                      ======== ======== ========
Occupancy............................................ $ 99,265 $105,389 $112,257
Equipment............................................   55,246   58,403   67,250
                                                      -------- -------- --------
    Total............................................ $154,511 $163,792 $179,507
                                                      ======== ======== ========
Foreclosed properties
  Provision.......................................... $  3,993 $ 76,598 $140,417
  Expense............................................    7,709   28,575   37,396
                                                      -------- -------- --------
    Total............................................ $ 11,702 $105,173 $177,813
                                                      ======== ======== ========
FDIC insurance premiums.............................. $ 43,711 $ 52,302 $ 44,937
Communications.......................................   42,983   45,890   48,195
Advertising..........................................   19,902   22,240   16,004
Other................................................  179,812  211,022  213,400
                                                      -------- -------- --------
    Total............................................ $286,408 $331,454 $322,536
                                                      ======== ======== ========

MERGER AND RESTRUCTURING RELATED CHARGES

  Merger related charges of $100.9 million recorded during the second quarter of 1994 are discussed more fully in Note 2--"Merger and Acquisitions". Restructuring related charges of $39.8 million recorded in the second quarter of 1994 reflect the expansion of the Corporation's cost management program. The program included an organizational streamlining and the elimination of more than 600 full-time equivalent positions. The expanded program had also identified cost reductions to be achieved through improved management of occupancy costs and consolidation of purchasing activities. The restructuring related charges include $26.6 million for severance and benefit related costs and $13.2 million for the consolidation of branch and operations facilities and other costs. Accrued restructuring expenses totaled $19.0 million at December 31, 1994. It is anticipated that the restructuring program will be substantially completed by the end of the second quarter of 1995.

NOTE 13--INCOME TAXES

  The current and deferred components of income taxes for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                        1994    1993     1992
                                                      -------- -------  -------
                                                           (IN THOUSANDS)
Current
  Federal............................................ $ 56,378 $17,943  $ 1,136
  State and other....................................    9,925   3,932    4,396
                                                      -------- -------  -------
    Total current income taxes.......................   66,303  21,875    5,532
                                                      -------- -------  -------
Deferred
  Federal............................................   58,099 (14,459)  35,211
  State and other....................................    9,850    (788)     155
                                                      -------- -------  -------
    Total deferred income taxes......................   67,949 (15,247)  35,366
                                                      -------- -------  -------
    Total income taxes............................... $134,252 $ 6,628  $40,898
                                                      ======== =======  =======

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The reconciliation of the difference between consolidated income tax expense and the amount computed by applying the federal statutory rate of 35 percent for the years ended December 31, 1994 and 1993 and 34 percent for the year ended December 31, 1992 is presented below:

                                                      1994      1993     1992
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
Tax expense at statutory rate on income...........  $130,061  $101,317  $36,933
Tax-exempt securities, loan and other income, net
 of interest disallowance.........................    (4,651)   (3,451)  (3,987)
Dividend received exclusion.......................    (2,992)   (3,615)  (3,839)
Effect of change in tax rates.....................              (7,928)
Reduction in federal valuation allowance..........   (11,231)  (85,000)
Acquisition related tax expense...................     5,000
State income tax expense, net of federal tax bene-
 fit..............................................    10,975     2,943    3,017
Operating loss generating no current tax benefit..              (1,175)   6,627
Nondeductible merger expenses.....................     3,833
Purchase accounting adjustment....................                          775
Other items.......................................     3,257     3,537    1,372
                                                    --------  --------  -------
    Total income tax expense......................  $134,252  $  6,628  $40,898
                                                    ========  ========  =======

  Income tax expense associated with net securities gains, computed by applying the federal statutory rate of 35 percent (34 percent in 1992) to securities transactions, was $4.4 million and $32.0 million for the years ended December 31, 1993 and 1992, respectively. There were no net securities gains in 1994.

  The Corporation has state net operating loss carryforwards of $921.0 million at December 31, 1994, primarily in one taxing jurisdiction. These carryforwards will expire during the years 1995 to 1999. Federal net operating loss carryforwards totaled $21.2 million at December 31, 1994 and will expire in the years 2007 and 2008.

  The Corporation adopted FAS No. 109, "Accounting for Income Taxes", prospectively, effective January 1, 1993. The cumulative effect of this accounting change was the recognition of a $52.8 million income tax benefit in the first quarter of 1993.

  The realization of the Corporation's net deferred tax assets is dependent upon the ability to generate taxable income in future periods. The Corporation has evaluated the available evidence supporting the realization of its net deferred federal tax asset of $165.0 million at December 31, 1994, including the amount and timing of future taxable income, and determined it is more likely than not that the asset will be realized. Deferred state tax assets, net of related federal tax, totaled $98.4 million at December 31, 1994 and were reduced in their entirety by a valuation allowance of the same amount. Given the nature of state tax laws, the Corporation believes that uncertainty remains concerning the realization of tax benefits in various state jurisdictions. These benefits may, however, be recorded in the future as realized or as it becomes more likely than not, in management's best judgment, that such tax benefits or portions thereof will be realized.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

                                                                1994     1993
                                                              -------- --------
                                                               (IN THOUSANDS)
Deferred tax assets:
Credit loss reserves......................................... $177,198 $222,764
State deferred taxes, net of federal amounts.................   98,359  115,119
Writedowns of foreclosed properties..........................   19,537   22,766
Net operating loss carryforward..............................    8,903    6,726
Loan discount accretion......................................    3,831    4,836
Federal financial assistance.................................             7,390
Other, net...................................................   26,395   19,771
                                                              -------- --------
  Gross deferred tax assets..................................  334,223  399,372
                                                              -------- --------
Deferred tax liabilities:
Employee benefits............................................   38,336   38,049
Excess of book over tax basis of assets acquired.............    2,856   10,246
Depreciation and leasing.....................................   29,714   23,856
                                                              -------- --------
  Gross deferred tax liabilities.............................   70,906   72,151
                                                              -------- --------
Deferred tax asset valuation allowances:
  Federal....................................................            11,231
  State......................................................   98,359  115,119
                                                              -------- --------
Net deferred tax assets...................................... $164,958 $200,871
                                                              ======== ========

NOTE 14--CREDIT CONCENTRATIONS AND CREDIT RELATED FINANCIAL INSTRUMENTS

  The Corporation provides deposit and loan products and other financial services to a wide variety of consumer and commercial customers. Approximately 80 percent of the lending relationships are to customers located within New England, while the remaining lending relationships are to customers diversified throughout the United States. The Corporation's loan portfolio at December 31, 1994 consisted of commercial and industrial loans (38 percent), consumer loans (46 percent), real estate investor/developer loans (8 percent) and owner-occupied commercial real estate loans (8 percent). For details of the Corporation's loan portfolio by type as of December 31, 1994 and 1993, see Tables 11 through 15 on pages 37 through 39.

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

  Credit-related financial instruments that have off-balance sheet credit risk are used by the Corporation to meet the financing need of its customers. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted and the underlying collateral is worthless. However, the majority of the Corporation's commitments to extend credit are secured by collateral with sufficient value as prescribed by internal underwriting guidelines. Therefore, credit risk should not be interpreted as the amount of loss the Corporation would incur.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A summary of credit-related financial instruments at December 31, 1994 and 1993 is presented below:

                                          1994                   1993
                                 ----------------------- ---------------------
                                  NOTIONAL     CREDIT     NOTIONAL    CREDIT
                                   AMOUNT       RISK       AMOUNT      RISK
                                 ----------- ----------- ---------- ----------
                                                (IN THOUSANDS)
Instruments whose contract
 amounts represent credit risk
  Commitments to extend credit.. $12,210,524 $12,210,524 $7,907,890 $7,907,890
  Standby letters of credit.....   1,836,381   1,836,381  1,366,373  1,366,373
  Residential mortgage loans
   sold with recourse...........     153,335     153,335    283,722    283,722

  Commitments to extend credit at December 31, 1994 included commercial and industrial lines of $10.5 billion, consumer home equity credit lines of $1.2 billion and commercial real estate lines of $.5 billion. Since the Corporation expects many of its commitments will expire without being drawn upon, total commitment amounts do not necessarily represent the Corporation's future liquidity requirements.

  Standby letters of credit are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements and are subject to the same risk, credit review and approval process as a loan. Letters of credit are primarily used to enhance credit for public and private borrowing arrangements and to guarantee a customer's financial performance.

  Residential mortgage loans sold with recourse represent loans sold to U.S. Government agencies which allow the purchaser the option of requiring the Corporation to reacquire a loan in the event of default by the borrower. The option may extend for a period of five years or for the life of the loan. The Corporation has determined that the liability under the terms of the option agreements is not material.

NOTE 15--INTEREST RATE FINANCIAL INSTRUMENTS

  A summary of interest rate financial instruments at December 31, 1994 and 1993 is presented below:

                                               1994                1993
                                        ------------------- -------------------
                                         NOTIONAL   CREDIT   NOTIONAL   CREDIT
                                          AMOUNT   EXPOSURE   AMOUNT   EXPOSURE
                                        ---------- -------- ---------- --------
                                                    (IN THOUSANDS)
Trading instruments:
  Commitments to purchase foreign ex-
   change.............................. $5,345,157 $131,136 $5,581,220 $51,949
  Commitments to sell foreign exchange.  5,355,377   34,100  5,589,002  88,838
  Futures contracts purchased..........  1,115,000      557
  Futures contracts sold...............  1,115,000      557    400,000     200
Risk management interest rate instru-
 ments:
Interest rate swap agreements
  Plain fixed-pay......................  1,658,500   61,123    943,000     435
  Plain fixed-receive..................     60,000      988    141,000   4,603
  Amortizing fixed-receive.............  1,349,300             900,000     660
  Basis................................    605,000      437
Interest rate cap agreements...........  1,775,000   42,551    950,000
Interest rate corridor agreements......  1,031,000   20,197  2,406,000
Interest rate collar agreements........    500,000
Futures contracts sold.................  6,005,000    8,655  2,528,000   1,264

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Notional amounts, except for foreign exchange instruments which represent the contract amount, do not represent the amounts exchanged by the counterparties and do not measure the Corporation's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other terms of the financial instruments.

  The Corporation's credit exposure from interest rate instruments held for trading or risk management is represented by the market value of the instruments with a positive market value. The credit risk of futures contracts is limited to the daily settlement of the net change in the value of open contracts with the exchange on which the instruments are traded and the margin requirement held by the broker. Futures contracts are traded on exchanges, further reducing the credit risk in comparison with dealing with other counterparties. Credit risk disclosures relate to accounting losses that would be recognized if the counterparties completely failed to perform their obligations. To manage its level of credit risk, the Corporation deals with counterparties of good credit standing, establishes counterparty credit limits and enters into netting agreements whenever possible. Credit exposure amounts are presented gross and disregard any netting agreements. Interest rate instrument activities are subject to the same credit review, analysis and approval process as those applied to commercial loans. Netting agreements contain rights of set-off that provide for the net settlement of certain contracts with the same counterparty in the event of default. In the event of a default by a counterparty, the cost to the Corporation, if any, would be the replacement cost of the contract at the current market rate.

  Market risk is the risk that future changes in market conditions may make an instrument less valuable or more burdensome. Fluctuations in market prices, interest rates or currency exchange rates change the market value of the instrument. Exposure to market risk is managed in accordance with risk limits set by management or by entering into offsetting positions. The fair value of all financial instruments is discussed more fully in Note 16--"Fair Value of Financial Instruments".

TRADING INSTRUMENTS

  Foreign exchange contracts are entered into primarily for trading activities. A portion of these trading activities are customer-oriented, and trading positions, including any offsetting hedges, are established as necessary to accommodate customers' requirements. Foreign exchange contracts generally involve the exchange of currencies at agreed upon rates with various counterparties. The Corporation also enters into Eurodollar futures contracts for trading purposes. These contracts are commitments to purchase or sell a financial instrument at a future date for a specified price.

  The Corporation's foreign exchange and Eurodollar futures contracts are valued monthly at current market value and changes in market value are included in other noninterest income. Net gains realized from the trading of foreign exchange and Eurodollar futures contracts are included in other noninterest income. Foreign exchange trading income totaled $1.0 million, $3.0 million and $9.3 million in 1994, 1993 and 1992, respectively. The average fair values of commitments to purchase and sell foreign exchange during 1994 were unrealized gains of $97.6 million and unrealized losses of $97.7 million, respectively. Comparable amounts for 1993 were unrealized losses of $39.7 million and unrealized gains of $45.3 million, respectively. The average fair values of futures contracts purchased and sold during 1994 were $.4 million and $.8 million, respectively.

RISK MANAGEMENT INTEREST RATE INSTRUMENTS

  The Corporation's objective in utilizing interest rate instruments is the management of its interest rate risk. The operations of the Corporation's bank subsidiaries are subject to risk of interest rate fluctuations to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS interest rate risk consistent with the Corporation's business strategies. To achieve its risk management objective, the Corporation uses a combination of interest rate instruments, including interest rate swaps, options and futures contracts. The instruments utilized are described below.

  Interest rate swap agreements involve the exchange of fixed and variable rate interest payments based upon a notional principal amount and maturity date. Basis interest rate swaps involve floating interest rates such as U.S. Treasury bill and LIBOR. Index amortizing interest rate swaps involve the exchange of fixed and variable rate interest payments based upon a notional principal amount which amortizes based on an index rate and decreases over the life of the swap. Interest rate cap agreements are similar to interest rate swap agreements except that cash interest payments are made or received only if current interest rates rise above predetermined interest rates. Similarly, in an interest rate floor agreement, cash interest payments are made or received only if current interest rates fall below a predetermined interest rate. An interest rate collar consists of a cap and a floor. Interest rate corridor agreements consist of a simultaneous purchase and sale of a cap. The Corporation enters into interest rate swap, cap, floor and corridor agreements to manage the impact of fluctuating interest rates on earnings. The unamortized premium recorded in the Corporation's balance sheet related to interest rate risk management agreements was $32.8 million at December 31, 1994.

  Futures contracts are also used by the Corporation to manage interest rate exposure. These instruments are exchange-traded contracts for the future delivery of securities, other financial instruments or cash settlement at a specified price or yield. Initial margin requirements are met in cash or other instruments. At December 31, 1994, the Corporation had entered into U.S. Treasury rate futures contracts with approximately $708 million in notional amounts to manage the risk associated with the available for sale securities portfolio. The unrealized loss of approximately $.3 million at December 31, 1994 relating to these contracts has been recorded as part of the fair value of these securities. At December 31, 1994, the Corporation had approximately $100 million in notional amounts of U.S. Treasury rate futures contracts to manage the interest rate risk associated with the issuance of subordinated bank notes that occurred during the first quarter of 1995 in connection with the acquisition of Barclays Finance. At December 31, 1994, an unrealized gain of $.2 million relating to these contracts had been deferred and recorded in other liabilities. Upon the issuance of the subordinated bank notes, the futures contracts will be settled and the resulting gain or loss will be recognized as an adjustment to interest expense over the life of the subordinated bank notes. The Corporation also utilizes Eurodollar futures contracts to manage interest rate risk on the repricing of the Corporation's short-term funding sources. The unrealized gain relating to these Eurodollar futures contracts at December 31, 1994 of approximately $21.3 million has been deferred and recorded as an adjustment to the carrying amount of other borrowings. Upon settlement of these futures contracts, the resulting gain or loss will be recognized as an adjustment to interest expense over the average period of these short-term borrowings.

  For additional discussion of risk management interest rate instruments, see "Interest Rate Risk" on page 31.

NOTE 16--FAIR VALUE OF FINANCIAL INSTRUMENTS

  FAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes the contractual right or obligation to either receive or deliver cash or another financial instrument. Examples of financial instruments included in the Corporation's balance sheet are cash, federal funds sold or purchased, debt and equity securities, loans, demand, savings and other interest-bearing deposits, notes and debentures and foreign exchange contracts. Examples of financial instruments which are not included in the Corporation's balance sheet are commitments to extend credit, standby letters of credit, loans sold with recourse and interest rate swaps, options and futures contracts.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

  The statement requires the fair value of deposit liabilities with no stated maturity, such as demand deposits, NOW and money market accounts, to equal the carrying value of these financial instruments and does not allow for the recognition of the inherent value of core deposit relationships when determining fair value. While the statement does not require disclosure of the fair value of nonfinancial instruments, such as the Corporation's premises and equipment, its banking and trust franchises and its core deposit relationships, the Corporation believes these nonfinancial instruments have significant fair value.

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

  Financial instruments with fair value approximate to carrying value--The carrying value of cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, residential mortgages held for sale, demand deposits, savings, NOW and money market deposits, foreign time deposits, other borrowings and accrued interest income and expense approximates fair value due to the short-term nature of these financial instruments.

  Securities--The fair value of securities was estimated based on prices obtained from independent market sources.

  Loans--The fair value of loans was estimated for groups of similar loans based on the type of loan, interest rate characteristics, credit risk and maturity. The fair value of performing fixed-rate commercial and commercial real estate loans was estimated by discounting expected future cash flows utilizing risk-free rates of return, adjusted for credit risk and servicing costs. The carrying value of performing variable-rate commercial and commercial real estate loans was estimated to approximate fair value due to the short-term and frequent repricing characteristics of these loans. Prepayments were not anticipated for either fixed-rate or variable-rate commercial and commercial real estate loans. The fair value of performing residential mortgage, home equity and installment loans was estimated utilizing quoted market values for securities backed by similar loans. The fair value of nonaccruing loans was estimated by discounting expected future cash flows utilizing risk-free rates of returns, adjusted for credit risk and servicing costs commensurate with a portfolio of nonaccruing loans. Where appropriate, the fair value reflects any FDIC loss protection arrangements.

  Deposits--The fair value of time deposits with fixed maturities was estimated by discounting expected future cash flows utilizing interest rates currently being offered on deposits with similar characteristics and maturities.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Notes and debentures--The fair value of notes and debentures was estimated based on quoted market prices.

  Interest rate financial instruments--The fair value of futures contracts and foreign exchange trading instruments was based on quoted market prices. The fair value of risk management interest rate instruments was based on the amount the Corporation would receive or pay to terminate the agreements as of the reporting date based on the terms of the agreements, the creditworthiness of the counterparties and interest rates. The fair value of commitments to extend credit and standby letters of credit was based on the discounted value of fees currently charged for similar agreements. The fair value of residential mortgage loans sold with recourse was based on the estimated liability under the terms of the option agreements and is not material.

  The following table presents the carrying amount and fair value of the Corporation's financial instruments at December 31, 1994 and 1993.

                                         1994                    1993
                                ----------------------- -----------------------
                                 CARRYING      FAIR      CARRYING      FAIR
                                  AMOUNT       VALUE      AMOUNT       VALUE
                                ----------- ----------- ----------- -----------
                                                (IN THOUSANDS)
FINANCIAL ASSETS:
Cash and due from banks........ $ 1,986,182 $ 1,986,182 $ 1,539,690 $ 1,539,690
Interest-bearing deposits in
 other banks...................     439,936     439,936      13,252      13,252
Federal funds sold and
 securities purchased under
 agreements to resell..........     308,700     308,700      71,500      71,500
Trading account securities.....      27,859      27,859      19,625      19,625
Residential mortgages held for
 sale..........................      72,205      72,205     472,450     472,450
Available for sale securities..   1,991,853   1,991,853   3,189,616   3,189,616
Held to maturity securities....   8,000,382   7,561,890   7,152,326   7,228,796
Loans, less reserve for credit
 losses........................  17,945,027  18,132,000  16,928,532  17,591,000
Foreclosed properties..........      18,831      18,831      64,518      64,518
Customers' acceptance liabili-
 ty............................       5,166       5,166      13,747      13,747
                                ----------- ----------- ----------- -----------
    Total financial assets.....  30,796,141 $30,544,622  29,465,256 $30,204,194
                                            ===========             ===========
NONFINANCIAL ASSETS:
Premises and equipment.........     329,780                 332,960
Other assets...................   1,272,690               1,304,589
                                -----------             -----------
    Total assets............... $32,398,611             $31,102,805
                                ===========             ===========
FINANCIAL LIABILITIES:
Deposits....................... $20,746,253 $20,544,157 $18,741,879 $18,978,416
Other borrowings...............   7,086,579   7,086,579   9,282,951   9,282,951
Acceptances outstanding........       5,166       5,166      13,747      13,747
Notes and debentures...........   2,021,788   2,014,546     758,941     827,400
                                ----------- ----------- ----------- -----------
    Total financial liabili-
     ties......................  29,859,786 $29,650,448  28,797,518 $29,102,514
                                            ===========             ===========
NONFINANCIAL LIABILITIES:
Other liabilities..............     341,652                 202,916
                                -----------             -----------
    Total liabilities..........  30,201,438              29,000,434
Shareholders' equity...........   2,197,173               2,102,371
                                -----------             -----------
    Total liabilities and
     shareholders' equity...... $32,398,611             $31,102,805
                                ===========             ===========

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               FAIR VALUE
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
                                                             (IN THOUSANDS)
UNRECOGNIZED FINANCIAL INSTRUMENTS:
Trading instruments:
  Commitments to purchase foreign exchange................. $ 89,572  $(36,598)
  Commitments to sell foreign exchange.....................  (89,657)   41,449
  Futures contracts purchased..............................     (679)
  Futures contracts sold...................................    1,174       (30)
Risk management interest rate instruments:
  Interest rate swap agreements............................  (42,345)  (21,471)
  Interest rate cap agreements.............................   42,551    12,648
  Interest rate corridor agreements........................   (5,143)    6,177
  Interest rate collar agreements..........................   (1,471)
  Futures contracts........................................   21,127       302
Credit-related financial instruments:
  Commitments to extend credit.............................   19,724    26,000
  Standby letters of credit................................    8,360     6,400

NOTE 17--LITIGATION

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

NOTE 18--REGULATORY MATTERS

  The Corporation is a multibank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("the Board") under the Bank Holding Company Act of 1956. As a bank holding company, the Corporation's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking. The Corporation is also a unitary savings and loan holding company subject to regulation and supervision by the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act of 1933.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  The Corporation's national banks, Shawmut Bank Connecticut, National Association ("Shawmut Bank Connecticut") and Shawmut Bank, National Association ("Shawmut Bank Massachusetts"), are subject to regulation and supervision by the Office of the Comptroller of the Currency ("OCC"). The Corporation's state-chartered bank, Shawmut Bank NH, is subject to regulation and supervision by the FDIC and the Bank Commissioner of the State of New Hampshire. Shawmut Bank, FSB, a federal savings bank, is subject to regulation and supervision by the OTS. The deposits of the Corporation's subsidiary banks are insured by, and therefore the subsidiary banks are subject to the regulations of, the FDIC. The banks are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Corporation's subsidiary banks.

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

  The Board, OCC and FDIC implemented regulations, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), effective on December 19, 1992, concerning prompt supervisory and regulatory actions to be taken against undercapitalized depository institutions. FDICIA establishes five capital categories: "well-capitalized"; "adequately capitalized"; "undercapitalized"; "significantly undercapitalized"; and "critically undercapitalized". Under these regulations, an institution will be deemed "well-capitalized" if it has a Risk-based Total capital ratio of 10.00 percent or greater, a Risk-based Tier 1 capital ratio of 6.00 percent or greater and a Leverage ratio of 5.00 percent or greater. In addition, the institution cannot be subject to an order, written agreement, capital directive or prompt correction action directive.

  The Tier 1 capital, Total capital and Leverage ratios for the Corporation at December 31, 1994 were 8.27 percent, 11.55 percent and 6.62 percent, respectively. The Tier 1 capital, Total capital and Leverage ratios for Shawmut Bank Connecticut were 9.01 percent, 10.27 percent and 7.51 percent, respectively, while these ratios for Shawmut Bank Massachusetts were 9.97 percent, 11.40 percent and 7.93 percent, respectively, at December 31, 1994. These ratios for Shawmut Bank NH were 13.88 percent, 15.14 percent and 5.67 percent, respectively, at December 31, 1994. The Corporation and its subsidiary banks at December 31, 1994 met the definition for a "well-capitalized" institution.

  The Corporation's subsidiary banks are required to maintain reserves against certain deposit liabilities in either cash or balances on deposit with the Federal Reserve System. The Corporation's subsidiary banks maintained combined average reserves of approximately $621 million in 1994 with the Federal Reserve Bank of Boston.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Principal sources of revenues for the Corporation are dividends received directly and indirectly from its banks and other subsidiaries and interest earned on short-term investments and advances to subsidiaries. Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are national banks. Two different calculations are performed to measure the amount of dividends that may be paid: a recent earnings test and an undivided profits test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a national bank in any calendar year is in excess of the current year's net profits combined with the retained net profits of the two preceding years, unless the bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank's undivided profits then on hand, after deducting bad debts in excess of the reserve for loan losses. Under the recent earnings test at January 1, 1995, which is the more restrictive of the two tests, Shawmut Bank Connecticut could pay up to approximately $170.8 million in dividends to its parent holding company without prior approval. Shawmut Bank Massachusetts, under the recent earnings test at January 1, 1995, could pay up to approximately $180.4 million in dividends to its parent holding company without prior approval. Shawmut Bank Connecticut and Shawmut Bank Massachusetts had undivided profits of $319.9 million and $558.1 million, respectively, at December 31, 1994.

  The Corporation's subsidiary banks are also restricted under federal law with respect to the transfer of funds from the subsidiary banks to the Corporation and its nonbanking subsidiaries. Such transfers are limited to certain percentages of the subsidiary bank's capital and surplus. Loans and extensions of credit must be secured in specified amounts. The Corporation had no borrowings outstanding from either of its subsidiary banks at December 31, 1994.

NOTE 19--FDIC ASSISTED TRANSACTIONS

  New Dartmouth was merged with and into Shawmut Bank NH concurrent with the acquisition of New Dartmouth (See Note 2--"Merger and Acquisitions"). New Dartmouth, concurrent with its formation on October 10, 1991, acquired certain assets and assumed certain liabilities of a number of failed institutions from the FDIC as receiver of these failed banks (the "1991 P&A Transaction"). New Dartmouth acquired from the FDIC $1.7 billion in assets and assumed $2.1 billion in deposits. The FDIC paid New Dartmouth $55.3 million in federal financial assistance to complete the transaction in addition to a payment of $400.8 million for the assumption of net liabilities. As part of the 1991 P&A Transaction, the FDIC provided certain assistance to New Dartmouth that included the ability to "put" classified loans to the FDIC upon certain conditions through October 10, 1994 and the sharing of losses on certain consumer and residential loans through December 31, 1994. New Dartmouth allocated approximately $42.6 million of the federal financial assistance it received from the FDIC as a discount on the acquired loan portfolio representing the estimate of potential future losses in excess of the protection provided by the FDIC.

  As discussed in Note 2--"Merger and Acquisitions", the Corporation acquired Gateway and merged its banking subsidiary into Shawmut Bank Connecticut. Previously, Gateway acquired certain assets and assumed certain liabilities of a failed institution from the FDIC as receiver of the failed bank. Under the terms of this acquisition, the FDIC agreed to repurchase from Gateway any acquired commercial loans and commercial mortgages that became delinquent, as defined, prior to December 13, 1993. Through that date, approximately $58.1 million of loans had been "put" to the FDIC, of which $21.1 million was classified as a receivable from the FDIC and included in other assets at December 31, 1993, which was received in 1994.

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20--PARENT COMPANY FINANCIAL INFORMATION

  The condensed financial information of Shawmut National Corporation (parent company only) is presented below:

CONDENSED BALANCE SHEET

                                                        1994          1993
                                                    ------------- -------------
                                                    DECEMBER 31, (IN THOUSANDS)
ASSETS
Cash and short-term investments with subsidiary
 banks............................................. $     328,114 $     293,984
Securities available for sale, at fair value.......       225,895        48,700
Investments in subsidiaries
  Banking subsidiaries.............................     2,421,902
  Other subsidiaries...............................       319,636     2,140,830
Advances to subsidiaries...........................                     241,281
Other assets.......................................        90,779        24,985
                                                    ------------- -------------
    Total.......................................... $   3,386,326 $   2,749,780
                                                    ============= =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Private placement notes............................ $     210,997 $     174,996
Borrowings from affiliates.........................       145,734       143,917
Other borrowings...................................        23,594
Other liabilities..................................        59,629        29,092
Notes and debentures...............................       749,199       299,404
Shareholders' equity...............................     2,197,173     2,102,371
                                                    ------------- -------------
    Total.......................................... $   3,386,326 $   2,749,780
                                                    ============= =============

CONDENSED STATEMENT OF INCOME

                                        1994           1993           1992
                                    -------------  -------------  ------------
                                     YEAR ENDED DECEMBER 31, (IN THOUSANDS)
REVENUES
Dividend income from subsidiaries.. $     126,928  $      81,900
Interest and dividend income
  Advances to subsidiaries.........         5,099          4,578  $      2,883
  Short-term investments...........        10,038          8,896         8,146
  Securities available for sale, at
   fair value......................        10,704          2,307
Other..............................         7,802          7,973         8,588
                                    -------------  -------------  ------------
    Total..........................       160,571        105,654        19,617
                                    -------------  -------------  ------------
EXPENSES
Interest...........................        54,185         30,279        10,563
Other..............................        17,573          9,293        12,420
                                    -------------  -------------  ------------
    Total..........................        71,758         39,572        22,983
                                    -------------  -------------  ------------
INCOME (LOSS) BEFORE INCOME TAX
 BENEFIT, EQUITY IN UNDISTRIBUTED
 INCOME OF SUBSIDIARIES,
 EXTRAORDINARY CREDIT AND
 ACCOUNTING CHANGES................        88,813         66,082        (3,366)
Income tax benefit.................        (8,454)        (7,744)         (864)
                                    -------------  -------------  ------------
INCOME (LOSS) BEFORE EQUITY IN
 UNDISTRIBUTED INCOME OF
 SUBSIDIARIES, EXTRAORDINARY CREDIT
 AND ACCOUNTING CHANGES............        97,267         73,826        (2,502)
Equity in undistributed income of
 subsidiaries before extraordinary
 credit and accounting changes.....       140,085        209,022        70,229
                                    -------------  -------------  ------------
INCOME BEFORE EXTRAORDINARY CREDIT
 AND ACCOUNTING CHANGES............       237,352        282,848        67,727
Extraordinary credit...............                                     18,378
Cumulative effect of changes in
 methods of accounting.............                       46,200
                                    -------------  -------------  ------------
NET INCOME......................... $     237,352  $     329,048  $     86,105
                                    =============  =============  ============

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                       CONDENSED STATEMENT OF CASH FLOWS

                                        1994           1993           1992
                                    -------------  -------------  ------------
                                     YEAR ENDED DECEMBER 31, (IN THOUSANDS)
OPERATING ACTIVITIES
Net income......................... $     237,352  $     329,048  $     86,105
Equity in undistributed income of
 subsidiaries......................      (140,085)      (209,022)      (70,229)
Extraordinary credit...............                                    (18,378)
Cumulative effect of changes in
 methods of accounting.............                      (46,200)
Other..............................       (34,312)       (20,972)        7,710
                                    -------------  -------------  ------------
CASH PROVIDED BY OPERATING ACTIVI-
 TIES..............................        62,955         52,854         5,208
                                    -------------  -------------  ------------
FINANCING ACTIVITIES
Increase in borrowings.............        61,412         15,657        39,320
Proceeds from issuance of subordi-
 nated notes.......................                      149,700       149,631
Proceeds from issuances of common
 and preferred stock...............        55,981         61,955       356,599
Purchases of common stock and pre-
 ferred stock......................        (2,734)        (2,509)          (10)
Cash dividends paid................      (101,432)       (42,918)       (2,131)
                                    -------------  -------------  ------------
CASH PROVIDED BY FINANCING ACTIVI-
 TIES..............................        13,227        181,885       543,409
                                    -------------  -------------  ------------
INVESTING ACTIVITIES
Purchases of securities available
 for sale..........................      (741,421)      (346,300)
Proceeds from sales and maturities
 of securities
 available for sale................       698,011        297,600
Increase in investments in
 subsidiaries......................       (61,226)       (86,400)     (301,400)
Decrease (increase) in advances to
 subsidiaries......................        62,584       (144,781)      (18,700)
                                    -------------  -------------  ------------
CASH USED BY INVESTING ACTIVITIES..       (42,052)      (279,881)     (320,100)
                                    -------------  -------------  ------------
INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS............        34,130        (45,142)      228,517
Cash and short-term investments at
 beginning of year.................       293,984        339,126       110,609
                                    -------------  -------------  ------------
CASH AND SHORT-TERM INVESTMENTS
 AT END OF YEAR.................... $     328,114  $     293,984  $    339,126
                                    =============  =============  ============

  During 1994, the ownership of Shawmut Bank Connecticut and Shawmut Bank Massachusetts was transferred to Shawmut National Corporation ("Parent Company") from the respective bank holding companies, Hartford National Corporation ("HNC") and Shawmut Corporation ("SC"), which are lower tiered holding companies of the Parent Company. Noncash transactions affecting investments in subsidiaries during 1994 included the transfer of $142.2 million of securities and $449.6 million of notes and debentures from HNC and SC to the Parent Company and a reduction of $18.3 million related to the redemption of FDIC Preferred Stock by New Dartmouth. Also, advances to subsidiaries totaling $178.7 million were converted to investments in subsidiaries during 1994.

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

  The financial statements have been audited by Price Waterhouse LLP whose report follows.



         /s/ Joel B. Alvord
_____________________________________
           JOEL B. ALVORD
       CHIEF EXECUTIVE OFFICER

         /s/ Susan E. Lester
_____________________________________
           SUSAN E. LESTER
       CHIEF FINANCIAL OFFICER

[SET LETTERHEAD HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Shawmut National Corporation

  In our opinion, the consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows appearing on pages 46 to 81 of this report present fairly, in all material respects, the financial position of Shawmut National Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 1 to the consolidated financial statements, in 1993 the Corporation changed its methods of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes.

[ART]
Hartford, Connecticut
February 20, 1995

                 SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES

                           SUPPLEMENTARY INFORMATION

MATURITY OF LOANS

  The following table presents the maturities of loans at December 31, 1994 and the interest sensitivity of such loans. The determination of maturities in the loan portfolio is generally as contained in the contractual note agreements. Occasionally extensions or renewals of loan obligations are requested. These are reviewed on an individual basis and granted if deemed appropriate. Such extensions, however, do not materially alter the anticipated loan maturity schedule as reported.

                                            UNDER     1-5      OVER
                                            1 YEAR   YEARS   5 YEARS    TOTAL
                                           -------- -------- -------- ---------
                                                      (IN MILLIONS)
Commercial and industrial................. $5,224.0 $1,232.2 $  550.2 $ 7,006.4
Real estate...............................    617.0  1,415.1    846.5   2,878.6
Consumer..................................  1,008.3  2,985.3  4,608.5   8,602.1
                                           -------- -------- -------- ---------
    Total................................. $6,849.3 $5,632.6 $6,005.2 $18,487.1
                                           ======== ======== ======== =========
Interest sensitivity of above loans
  Loans with predetermined interest rates. $1,122.1 $2,394.9 $3,122.3 $ 6,639.3
  Loans with floating interest rates......  5,727.2  3,237.7  2,882.9  11,847.8
                                           -------- -------- -------- ---------
    Total................................. $6,849.3 $5,632.6 $6,005.2 $18,487.1
                                           ======== ======== ======== =========

CONSOLIDATED SHORT-TERM BORROWINGS

  The following table summarizes average outstandings, maximum month-end outstandings, daily average interest rates and average interest rates on year-end balances. Average interest rates during each year were computed by dividing total interest expense by the average amount borrowed.

                                                    1994      1993      1992
                                                  --------  --------  --------
                                                        (IN MILLIONS)
Federal funds purchased
  Average outstanding............................ $2,370.7  $  610.6  $  222.7
  Maximum outstanding at any month-end...........  2,947.0   1,709.3     386.0
  Average interest rate during year..............     4.21%     3.09%     3.48%
  Interest rate at year-end......................     5.55      3.12      3.01
Securities sold under agreements to repurchase
  Average outstanding............................ $4,910.1  $5,814.9  $3,460.2
  Maximum outstanding at any month-end...........  6,051.4   7,204.1   4,592.6
  Average interest rate during year..............     4.11%     3.06%     3.44%
  Interest rate at year-end......................     5.89      2.98      3.24
Treasury tax and loan funds
  Average outstanding............................ $  248.7  $  239.9  $  221.2
  Maximum outstanding at any month-end...........    647.8     600.0     380.4
  Average interest rate during year..............     3.82%     2.82%     3.34%
  Interest rate at year-end......................     5.15      2.75      2.78
Private placement notes
  Average outstanding............................ $  167.2  $  162.1  $  118.8
  Maximum outstanding at any month-end...........    246.5     189.8     150.3
  Average interest rate during year..............     4.27%     3.16%     3.72%
  Interest rate at year-end......................     5.60      3.06      3.34

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

  Following is the quarterly financial information of Shawmut National Corporation and its subsidiaries for 1994 and 1993. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Corporation's results of operations for such periods, are reflected.

                           FIRST QUARTER    SECOND QUARTER    THIRD QUARTER   FOURTH QUARTER
                          ----------------  ---------------- --------------- ----------------
                           1994     1993     1994     1993    1994    1993    1994   1993 (1)
                          -------  -------  -------  ------- ------- ------- ------- --------
                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Net interest income.....  $ 272.5  $ 249.3  $ 265.7  $ 269.4 $ 265.9 $ 273.2 $ 263.4 $ 279.7
Provision for credit
 losses.................      3.0     18.0              16.4            11.3            10.2
Securities gains (loss-
 es), net...............      (.8)     6.3               2.2      .8     2.5             1.5
Noninterest income......     89.5    102.3     93.9    102.4    90.9    97.8   104.2    95.8
Noninterest expenses....    241.8    315.4    238.0    269.2   226.4   261.9   224.5   254.3
Merger related charges..                      100.9
Restructuring related
 charges................              36.3     39.8
Income taxes (benefit)..     39.1     (1.8)     (.4)    24.4    45.9    17.7    49.6   (33.7)
                          -------  -------  -------  ------- ------- ------- ------- -------
Income (loss) before
 cumulative effect
 of accounting changes..     77.3    (10.0)   (18.7)    64.0    85.3    82.6    93.5   146.2
Cumulative effect of
 changes in methods
 of accounting..........              46.2
                          -------  -------  -------  ------- ------- ------- ------- -------
Net income (loss).......  $  77.3  $  36.2  $ (18.7) $  64.0 $  85.3 $  82.6 $  93.5 $ 146.2
                          =======  =======  =======  ======= ======= ======= ======= =======
Net income (loss) appli-
 cable to common shares.  $  73.4  $  32.4  $ (22.5) $  60.1 $  81.4 $  78.7 $  89.6 $ 142.4
                          =======  =======  =======  ======= ======= ======= ======= =======
Common Share Data
 Income (loss) before
  cumulative effect
  of accounting changes.  $   .62  $  (.12) $  (.19) $   .54 $   .68 $   .69 $   .74 $  1.22
 Net income (loss)......      .62      .29     (.19)     .54     .68     .69     .74    1.22

- --------
(1) Includes income tax benefits of $70.2 million.

DOMESTIC TIME DEPOSITS OF $100 THOUSAND OR MORE

  Domestic time deposits in denominations of $100 thousand or more and the related maturities at December 31, 1994, were as follows:

                                        LESS THAN THREE  SIX TO  OVER
                                          THREE   TO SIX TWELVE TWELVE
                                         MONTHS   MONTHS MONTHS MONTHS  TOTAL
                                        --------- ------ ------ ------ --------
                                                     (IN MILLIONS)
Time certificates of deposit...........  $345.7   $162.9 $261.9 $762.5 $1,533.0
Other time deposits....................    63.9     61.7   48.7  115.1    289.4

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

  The table below presents the Corporation's average balance sheet, net interest income and interest rates for the years 1990 through 1994. Average loans outstanding include nonaccruing loans. Interest income and interest rates on loans and municipal obligations are presented on a tax-equivalent basis, which reflects a federal income tax rate of 35 percent for 1994 and 1993 and 34 percent for 1992 to 1990. Interest rates earned on securities classified as available for sale are based upon amortized cost balances.

                                     1994                       1993
                           -------------------------- --------------------------
                           AVERAGE            AVERAGE AVERAGE            AVERAGE
                           BALANCE  INTEREST   RATE   BALANCE  INTEREST   RATE
                           -------  --------  ------- -------  --------  -------
                                 YEAR ENDED DECEMBER 31, (IN MILLIONS)
         ASSETS
Loans....................  $17,659  $1,316.6   7.46%  $17,139  $1,247.9   7.28%
Securities
  Available for sale, at
   fair value............    2,358     151.6   6.43
  At lower of aggregate
   cost or fair value....                               3,698     238.2   6.44
  Held to maturity.......    7,922     443.9   5.60     5,239     309.7   5.91
Residential mortgages
 held for sale...........      197      14.8   7.50       405      29.6   7.32
Short-term investments
  Time deposits in other
   banks.................      265      12.6   4.76        26        .8   3.19
  Federal funds sold and
   securities purchased
   under agreements to
   resell................      189       8.7   4.61       407      12.6   3.09
Trading account securi-
 ties....................       23       1.1   4.84        35       1.6   4.44
                           -------  --------          -------  --------
    Total interest-earn-
     ing assets..........   28,613   1,949.3   6.81    26,949   1,840.4   6.83
                                    --------                   --------
Reserve for credit loss-
 es......................     (614)                      (796)
  Cash and due from
   banks.................    1,668                      1,520
  Other assets...........    1,652                      1,647
                           -------                    -------
    Total assets.........  $31,319                    $29,320
                           =======                    =======
       LIABILITIES
Savings, money market and
 NOW accounts............  $ 8,862     163.3   1.84%  $ 9,096     183.3   2.02%
Time certificates of
 deposit of $100 thousand
 or more.................      822      45.7   5.56       570      25.7   4.51
Domestic time deposits...    4,433     180.7   4.08     4,754     206.8   4.35
Foreign time deposits....      372      16.6   4.45       173       5.2   2.97
                           -------  --------          -------  --------
    Total interest-bear-
     ing deposits........   14,489     406.3   2.80    14,593     421.0   2.88
                           -------  --------          -------  --------
Federal funds purchased
 and securities sold
 under agreements to
 repurchase..............    7,281     301.5   4.14     6,426     196.6   3.06
Other borrowings.........    1,080      66.9   6.19       891      65.8   7.39
                           -------  --------          -------  --------
    Total other
     borrowings..........    8,361     368.4   4.41     7,317     262.4   3.59
                           -------  --------          -------  --------
Notes and debentures.....    1,341      95.7   7.13       839      72.0   8.58
                           -------  --------          -------  --------
    Total interest-bear-
     ing liabilities.....   24,191     870.4   3.60    22,749     755.4   3.32
                                    --------                   --------
Demand deposits..........    4,644                      4,425
Other liabilities........      322                        287
                           -------                    -------
    Total liabilities....   29,157                     27,461
Shareholders' equity.....    2,162                      1,859
                           -------                    -------
    Total liabilities and
     shareholders' equi-
     ty..................  $31,319                    $29,320
                           =======                    =======
Net interest income (tax-
 equivalent basis).......            1,078.9   3.78             1,085.0   4.03
Less tax-equivalent ad-
 justment................              (11.4)                     (13.4)
                                    --------                   --------
Net interest income......           $1,067.5                   $1,071.6
                                    ========                   ========

          1992                       1991                       1990
- -------------------------- -------------------------- -------------------------
AVERAGE            AVERAGE AVERAGE            AVERAGE AVERAGE           AVERAGE
BALANCE  INTEREST   RATE   BALANCE  INTEREST   RATE   BALANCE  INTEREST  RATE
- -------  --------  ------- -------  --------  ------- -------  -------- -------
$16,414  $1,308.3   7.97%  $16,991  $1,478.2    9.24% $18,380  $1,891.2  10.29%
  3,002     239.9   7.99       221      29.5   13.33      394      51.0  12.93
  3,650     272.3   7.46     5,571     479.4    8.77    4,209     394.0   9.36
    344      27.3   7.93       222      19.2    8.67      233      22.4   9.64
     52       2.1   4.09       110       5.9    5.38      218      18.1   8.33
    538      19.5   3.63       712      35.8    5.87    1,623     133.4   8.22
     32       2.4   7.59        34       2.8    8.36       43       4.8  10.99
- -------  --------          -------  --------          -------  --------
 24,032   1,871.8   7.79    23,861   2,050.8    9.05   25,100   2,514.9  10.02
         --------                   --------                   --------
 (1,005)                    (1,066)                      (786)
  1,587                      1,667                      1,774
  1,853                      1,798                      1,524
- -------                    -------                    -------
$26,467                    $26,260                    $27,612
=======                    =======                    =======
$ 8,716     272.7   3.13%  $ 8,346     403.1    5.04% $ 8,051     498.3   6.19%
    778      45.4   5.83     1,352     103.7    7.89    1,746     152.3   8.72
  5,910     301.9   5.11     6,849     422.9    6.76    6,647     553.6   8.33
     76       2.5   3.30        72       4.0    5.56      237      20.0   8.43
- -------  --------          -------  --------          -------  --------
 15,480     622.5   4.02    16,619     933.7    5.98   16,681   1,224.2   7.34
- -------  --------          -------  --------          -------  --------
  3,683     126.8   3.44     2,737     152.7    5.59    3,260     263.3   8.08
    734      65.4   8.92       757      65.0    8.60    1,199     106.7   8.90
- -------  --------          -------  --------          -------  --------
  4,417     192.2   4.35     3,494     217.7    6.24    4,459     370.0   8.30
- -------  --------          -------  --------          -------  --------
    667      59.3   8.89       669      60.5    9.04      687      63.1   9.18
- -------  --------          -------  --------          -------  --------
 20,564     874.0   4.25    20,782   1,211.9    6.12   21,827   1,657.3   7.59
         --------                   --------                   --------
  4,149                      3,931                      3,945
    247                        220                        268
- -------                    -------                    -------
 24,960                     24,933                     26,040
  1,507                      1,327                      1,572
- -------                    -------                    -------
$26,467                    $26,260                    $27,612
=======                    =======                    =======
            997.8   4.15               838.9    3.71              857.6   3.42
            (15.3)                     (22.7)                      39.8
         --------                   --------                   --------
         $  982.5                   $  816.2                   $  817.8
         ========                   ========                   ========

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

EFFICIENCY RATIO

  The efficiency ratio is a measure of relative overhead expense levels and is computed by dividing total noninterest expenses, excluding special charges and the foreclosed properties provision, by the sum of tax-equivalent net interest income plus noninterest income, excluding securities gains and losses.

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

RETURN ON AVERAGE COMMON EQUITY

  A ratio obtained by dividing net income applicable to common shareholders (after payment of preferred stock dividends) by average common shareholders' equity. This is a standard measure of the rate of return on the common shareholders' investment.

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

                                 EXHIBIT INDEX
                   FILED AS PART OF THIS REPORT ON FORM 10-K

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 DESIGNATION                     DESCRIPTION                           PAGE
 -----------                     -----------                       ------------
   3.1       Restated certificate of incorporation (incorporated
              by reference to Exhibit 3(i).1 to the
              Corporation's current report on Form 8-K (File No.
              1-10102) filed on December 29, 1994)                     N/A
   3.2       Certificate of Amendment to the Restated
              Certificate of Incorporation of Shawmut National
              Corporation (incorporated by reference to Exhibit
              3(i).2 to the Corporation's current report on Form
              8-K (File No. 1-10102) filed on December 29, 1994)       N/A
   3.3       Certificate of Designation, Preferences and Rights
              of Series A Junior Participating Preferred Stock
              of Shawmut National Corporation (incorporated by
              reference to Exhibit 3(i).3 to the Corporation's
              current report on Form 8-K (File No. 1-10102)
              filed on December 29, 1994)                              N/A
   3.4       Certificate of Designation of 9.30% Cumulative
              Preferred Stock of Shawmut National Corporation
              (incorporated by reference to Exhibit 3(i).4 to
              the Corporation's current report on Form 8-K (File
              No. 1-10102) filed on December 29, 1994)                 N/A
   3.5       Amended Certificate of Designation of 9.30%
              Cumulative Preferred Stock of Shawmut National
              Corporation (incorporated by reference to Exhibit
              3(i).5 to the Corporation's current report on Form
              8-K (File No. 1-10102) filed on December 29, 1994)       N/A
   3.6       Certificate of Correction filed to Correct a
              Certain Error in the Certificate of Designation of
              9.30% Cumulative Preferred Stock of Shawmut
              National Corporation (incorporated by reference to
              Exhibit 3(i).6 to the Corporation's current report
              on Form 8-K (File No. 1-10102) filed on December
              29, 1994)                                                N/A
   3.7       Certificate of Increase to the Restated Certificate
              of Incorporation of Shawmut National Corporation
              (incorporated by reference to Exhibit 3.1 to the
              Corporation's current report on Form 8-K (File No.
              1-10102) filed on February 7, 1995)                      N/A
   3.8       Certificate of Designation of 9.35% Cumulative
              Preferred Stock of Shawmut National Corporation
              (incorporated by reference to Exhibit 4.04 to the
              Corporation's current report on Form 8-K (File No.
              1-10102) filed on January 26, 1995)                      N/A
   3.9       By-laws, as amended (incorporated by reference to
              the Corporation's current report on Form 8-K (File
              No. 1-10102) filed on November 12, 1993)                 N/A
   4.1       Restated certificate of incorporation, articles
              fourth, sixth and seventh (incorporated by
              reference to Exhibit 3(i).1 to the Corporation's
              current report on Form 8-K (File No. 1-10102)
              filed on December 29, 1994)                              N/A
   4.2       Certificate of Amendment to the Restated
              Certificate of Incorporation of Shawmut National
              Corporation (incorporated by reference to Exhibit
              3(i).2 to the Corporation's current report on Form
              8-K (File No. 1-10102) filed on December 29, 1994)       N/A
   4.3       Certificate of Designation, Preferences and Rights
              of Series A Junior Participating Preferred Stock
              of Shawmut National Corporation (incorporated by
              reference to Exhibit 3(i).3 to the Corporation's
              current report on Form 8-K (File No. 1-10102)
              filed on December 29, 1994)                              N/A
   4.4       Certificate of Designation of 9.30% Cumulative
              Preferred Stock of Shawmut National Corporation
              (incorporated by reference to Exhibit 3(i).4 to
              the Corporation's current report on Form 8-K (File
              No. 1-10102) filed on December 29, 1994)                 N/A

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 DESIGNATION                     DESCRIPTION                           PAGE
 -----------                     -----------                       ------------
   4.5       Amended Certificate of Designation of 9.30%
              Cumulative Preferred Stock of Shawmut National
              Corporation (incorporated by reference to Exhibit
              3(i).5 to the Corporation's current report on Form
              8-K (File No. 1-10102) filed on December 29, 1994)       N/A
   4.6       Certificate of Correction filed to Correct a
              Certain Error in the Certificate of Designation of
              9.30% Cumulative Preferred Stock of Shawmut
              National Corporation (incorporated by reference to
              Exhibit 3(i).6 to the Corporation's current report
              on Form 8-K (File No. 1-10102) filed on December
              29, 1994)                                                N/A
   4.7       Certificate of Increase to the Restated Certificate
              of Incorporation of Shawmut National Corporation
              (incorporated by reference to Exhibit 3.1 to the
              Corporation's current report on Form 8-K (File No.
              1-10102) filed on February 7, 1995)                      N/A
   4.8       Certificate of Designation of 9.35% Cumulative
              Preferred Stock of Shawmut National Corporation
              (incorporated by reference to Exhibit 4.04 to the
              Corporation's current report on Form 8-K (File No.
              1-10102) filed on January 26, 1995)                      N/A
   4.9       By-laws, as amended, Sections 1, 2, 3, 4 and 6
              (incorporated by reference to the Corporation's
              current report on Form 8-K (File No. 1-10102)
              filed on November 12, 1993)                              N/A
   4.10      The indentures and other instruments defining the
              rights of holders of long-term debt of the
              Corporation and its consolidated subsidiaries are
              omitted pursuant to Item 601(b)(4)(iii)(A) of
              Regulation S-K. The Corporation agrees to furnish
              copies of such indentures and other instruments to
              the Commission upon request                              N/A
   4.11      Shareholder rights plan (incorporated by reference
              to Form 8-A Registration Statement dated March 7,
              1989, File No. 1-10102) amended as of February 20,
              1995 (incorporated by reference to Exhibit 99.3 to
              the Corporation's current report on Form 8-K (File
              No. 1-10102) filed on February 28, 1995)                 N/A
   4.12      Form of Certificate of 9.30% Cumulative Preferred
              Stock (incorporated by reference to the
              Corporation's current report on Form 8-K (File No.
              1-10102), dated October 27, 1992)                        N/A
   4.13      Deposit agreement, dated as of November 3, 1992,
              among the Corporation, Chemical Bank, as
              depositary, and the holders from time to time of
              the depositary receipts, including the form of
              depositary receipt, relating to the 9.30%
              Cumulative Preferred Stock (incorporated by
              reference to the Corporation's current report on
              Form 8-K (File No. 1-10102), dated October 27,
              1992)                                                    N/A
   4.14      Form of Certificate of 9.35% Cumulative Preferred
              Stock (incorporated by reference to the
              Corporation's current report on Form 8-K (File No.
              1-10102) filed January 26, 1995)                         N/A
   4.15      Deposit Agreement, dated January 26, 1995, among
              the Corporation, Chemical Bank, as depositary, and
              the holders from time to time of the depositary
              receipts, including the form of depositary
              receipt, relating to the 9.35% Cumulative
              Preferred Stock (incorporated by reference to the
              Corporation's current report on Form 8-K (File No.
              1-10102), dated January 26, 1995)                        N/A
 *10.1       Stock option and restricted stock award plan,
              amended and restated as of September 30, 1993 and
              June 30, 1994, and further amended July 28, 1994          95
 *10.2       Form of executive employment agreement dated
              February 24, 1994                                        107
 *10.3       Form of executive severance agreement dated
              February 23, 1988 (incorporated by reference to
              Form 10-Q for the quarter ended March 31, 1988),
              as amended effective June 27, 1989 (incorporated
              by reference to the Corporation's annual report
              for 1990 on Form 10-K)                                   N/A

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 DESIGNATION                     DESCRIPTION                           PAGE
 -----------                     -----------                       ------------
 *10.4       Form of executive severance agreement dated May 16,
              1994                                                     119
 *10.5       Deferred compensation plan for directors of Shawmut
              National Corporation effective February 23, 1988
              (incorporated by reference to the Corporation's
              annual report for 1990 on Form 10-K)                     N/A
 *10.6       Shawmut National Corporation 1989 nonemployee
              directors' restricted stock plan effective April
              25, 1989 (incorporated by reference to the 1989
              Proxy Statement dated March 13, 1989 and filed
              with the Securities and Exchange Commission)             N/A
 *10.7       Shawmut National Corporation executive supplemental
              retirement plan effective July 1, 1990
              (incorporated by reference to the Corporation's
              annual report for 1990 on Form 10-K), as amended
              November 24, 1992, and July 28, 1994 effective
              January 1, 1994                                          129
 *10.8       Shawmut National Corporation performance unit plan,
              as amended June 27, 1989 (incorporated by
              reference to the Corporation's annual report for
              1990 on Form 10-K)                                       N/A
 *10.9       Shawmut National Corporation executive group life
              insurance plan, as adopted September 10, 1991,
              effective October 31, 1991 (incorporated by
              reference to the Corporation's Form 10-Q for the
              quarter ended September 30, 1991)                        N/A
 *10.10      Shawmut National Corporation split-dollar life
              insurance plan, as adopted September 10, 1991,
              effective October 31, 1991 (incorporated by
              reference to the Corporation's current report on
              Form 8-K (File No. 1-10102) dated February 28,
              1994)                                                    N/A
 *10.11      Form of executive employment agreement dated March
              1, 1992 (incorporated by reference to the
              Corporation's annual report for 1992 on Form 10-K)       N/A
 *10.12      Form of executive employment agreement dated May
              11, 1992 (incorporated by reference to the
              Corporation's annual report for 1992 on Form 10-K)       N/A
 *10.13      Performance equity plan, adopted October 28, 1993,
              and amended February 19, 1995                            132
 *10.14      Deferred compensation plan, adopted October 28,
              1993, and amended February 19, 1995                      142
 *10.15      Executive separation policy, adopted October 28,
              1993                                                     152
  10.16      Agreement and Plan of Merger by and between Shawmut
              National Corporation and Northeast Federal Corp.,
              dated June 11, 1994 (incorporated by reference to
              the Corporation's current report on Form 8-K (File
              No. 1-10102), dated January 6, 1995)                     N/A
  10.17      Purchase and Assumption Agreement among Barclays
              Business Credit Inc., Barclays Bank PLC, Shawmut
              National Corporation and Shawmut Bank Connecticut,
              N.A. dated November 12, 1994 (incorporated by
              reference to the Corporation's current report on
              Form 8-K (File No. 1-10102), dated January 6,
              1995)                                                    N/A
 *10.18      Severance Agreement between Shawmut National
              Corporation and Allen W. Sanborn dated September
              16, 1994                                                 160
  12         Statements re computation of ratios                       166
  21         Parent and principal subsidiaries                         167
  23         Consent of independent accountants                        168
  27         Financial Data Schedule                                   169
  99.1       Notice of 1995 annual meeting of shareholders and
              proxy statement to be filed with the Securities
              and Exchange Commission                                  N/A

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 DESIGNATION                     DESCRIPTION                           PAGE
 -----------                     -----------                       ------------
  99.2       Shawmut National Corporation press release dated
              December 15, 1994, announcing that its board of
              directors had voted to increase the quarterly
              dividend on its common stock to $.22 a share from
              $.20 a share                                             170
  99.3       Shawmut National Corporation press release dated
              January 4, 1995, announcing the completion of its
              acquisition of the Old Stone Trust Company, based
              in Providence, Rhode Island, effective January 1,
              1995                                                     171
  99.4       Shawmut National Corporation press release dated
              January 26, 1995, announcing the completion of an
              offering of five million depositary shares, each
              representing a one-tenth interest in a share of
              9.35% Cumulative Preferred Stock, without par
              value, at a stated value of $250 per share               172
  99.5       Shawmut National Corporation press release dated
              February 1, 1995 announcing that the acquisition
              of Barclays Business Credit was completed                173
  99.6       Shawmut National Corporation press release dated
              February 7, 1995, announcing that Shawmut Bank
              Connecticut, National Association priced one
              issuance of $250 million in subordinated debt            174
  99.7       Shawmut National Corporation press release dated
              February 21, 1995, announcing that Fleet Financial
              Group and Shawmut National Corporation had signed
              a definitive agreement to merge (incorporated by
              reference to the Corporation's current report on
              Form 8-K (File No. 1-10102), dated February 23,
              1995)                                                    N/A
  99.8       Shawmut National Corporation press release dated
              February 21, 1995, announcing the suspension of
              its dividend reinvestment and stock purchase plan,
              effective February 20, 1995 (incorporated by
              reference to the Corporation's current report on
              Form 8-K (File No. 1-10102), dated February 23,
              1995)                                                    N/A

- --------
*  Denotes management contract or compensation plan or arrangement.