Form 10-K/A
period 1994-12-31
SHAWMUT NATIONAL CORP
filed 1995-04-28
CIK 823393

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Shawmut National Corporation (the "Corporation") has prepared this Amendment No. 1 ("Amendment No. 1") on Form 10-K/A to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (the "Annual Report") for the purposes of providing information required to be disclosed pursuant to Part III of the Annual Report. Amendment No. 1 does not modify any part of the Annual Report other than Part III and "DOCUMENTS INCORPORATED BY REFERENCE." Accordingly, the portions of the Annual Report other than Part III are not included herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                          DIRECTORS OF THE REGISTRANT

  Under the Corporation's by-laws, the board of directors can increase the number of directorships between annual meetings by not more than eight and fill any vacancy thus created. All of the persons named below are members of the present board and, with the exception of Dr. Thier, were elected by the Corporation's shareholders at the last annual meeting, held April 26, 1994. Directors are elected for a term of one year, and hold office until the expiration of their terms and until their successors are elected and qualified.

  JOEL B. ALVORD, 56, is chairman and chief executive officer of the Corporation, chairman and a director of Shawmut Bank, National Association ("SBM") and a director of Shawmut Bank Connecticut, National Association ("SBC"). He has served as a director of the Corporation since 1987, and additionally as a director of SBC since 1978, and SBM since 1988.

  Mr. Alvord began his 31-year SBC tenure in 1963. He became an officer in 1965, a vice president in 1967, and executive vice president in 1976. In January 1978, he was elected president and director of both the bank and its parent holding company, Hartford National Corporation ("HNC"). From 1986 to 1988, he was president, chief executive officer, and director of HNC and chairman, chief executive officer, and director of SBC. In February 1988, when Shawmut Corporation ("SC") and HNC merged and became subsidiaries of the Corporation, Mr. Alvord was named president and chief executive officer of the new combined corporation. In August 1988, he additionally assumed his current title of chairman of the Corporation. In September 1994, Mr. Alvord was appointed chairman of SBM. He is also a member of the community affairs, trust, and loan and investment committees of SBC and SBM. Mr. Alvord is active in numerous community, civic, and industry organizations. He is director of the Hartford Steam Boiler Inspection and Insurance Company, and Jobs for Massachusetts. He also serves as a trustee of the Wadsworth Atheneum, and is a member of the Museum of Fine Arts (Boston), the Wang Center for Performing Arts, the Massachusetts Business Roundtable, The Bankers Roundtable and the Boston Symphony Orchestra.

  A native of Manchester, Connecticut, Mr. Alvord is a graduate of Dartmouth College where he received his undergraduate degree and earned a Master of Business Administration from the Amos Tuck School of Business Administration in 1961. He is a member of the community affairs committee of the Corporation.

  STILLMAN B. BROWN, 61, is President of Harcott Corporation (investments), Lake Worth, Florida.

  Before joining Harcott Corporation (formerly Harcott Associates), Mr. Brown was executive vice president, chief financial officer and a director of United Technologies Corporation, where he served in a variety of executive positions from 1978 to 1986. He is a director of The Stanley Works, and former chairman of the board of regents of the University of Hartford.

  Mr. Brown has served as a director of the Corporation since 1987 and SBC from 1979 to 1988. He is chairman of the audit committee and a member of the human resources committee of the Corporation, and a member of the loan and investment committees of SBC and SBM.

  JOHN T. COLLINS, 48, is chairman and chief executive officer of The Collins Group, Inc. (acquisition company), Boston, Massachusetts.

  Previously, Mr. Collins was president and chief executive officer of Quebecor Printing, (USA) Corp. Mr. Collins joined Quebecor Printing, (USA) Corp in 1990. From 1986 to 1990 he served as president and chief executive officer of Quebecor America, Inc. (printing). Mr. Collins is an advisory board member of Pell Rudman Venture Partners (investments), board member of the National Association of Printers and Lithographers, vice chairman of the board of trustees of Bentley College, and a trustee of Beth Israel Hospital and the Massachusetts Chapter of the Leukemia Society of America. Mr. Collins is also on the advisory council of Junior Achievement of Northern New England.

  Mr. Collins has served as a director of the Corporation and SBC since 1992, and SBM since 1987. He is a member of the audit committee and the human resources committee of the Corporation, and a member of the loan and investment committees of SBC and SBM.

  FERDINAND COLLOREDO-MANSFELD, 55, is chairman and chief executive officer of Cabot Partners (investment management company), Boston, Massachusetts.

  Mr. Colloredo-Mansfeld has held his present position since 1990. From 1986 through October 1990 he served as chairman and chief executive officer of Cabot, Cabot & Forbes Realty Advisors, Inc. (predecessor of Cabot Partners) and chairman, chief executive officer and president of the development company Cabot, Cabot & Forbes. He is also a director of Data General Corporation and Raytheon Company.

  Mr. Colloredo-Mansfeld has served as a director of the Corporation since 1988 and SC from 1983 to 1988. He is a member of the nominating committee of the Corporation.

  BERNARD M. FOX, 52, is president and chief executive officer and trustee of the Northeast Utilities System, Hartford, Connecticut.

  Mr. Fox has held his present position since July 1993. From June 1987 to July 1993, he served as president and chief operating officer and financial officer. He is a director of The Dexter Corporation (specialties materials), CIGNA Corporation, The Connecticut Business and Industry Association, the Institute of Nuclear Power Operations, Mount Holyoke College, the Institute of Living and Hartford Hospital. In addition, Mr. Fox is a fellow and founder of the American Leadership Forum.

  Mr. Fox has served as a director of the Corporation since January 1993, SBC from 1988 to 1994, and SBM from 1992 to 1994. He is a member of the audit committee of the Corporation.

  ROBERT J. MATURA, 61, is chairman and chief executive officer of Robert J. Matura Associates and its subsidiary, Treefort Fellows (consulting firms specializing in textiles and apparel), Stamford, Connecticut.

  Mr. Matura has held his present position since June 1992. From July 1988 to May 1992 he served as chairman, president and chief executive officer of The William Carter Company (manufacturer of infants' and childrens' apparel). From July 1986 through June 1988 he served, pro bono, as chief executive officer and chancellor of Sacred Heart University. From March 1976 to June 1986 Mr. Matura was chief executive officer and chairman of the board of Warnaco, Inc. (an international diversified apparel company). He is a director, investor and consultant at Unisa, Inc. (women's shoe manufacturer) and a director of EMI and Ed Mitchell's, Inc. (clothing retailer). Mr. Matura is chairman of the executive committee of the board of trustees and a trustee of Sacred Heart University and a regent of St. Peter's College.

  Mr. Matura has served as a director of the Corporation and SBM since 1992 and SBC since 1984. He is a member of the audit committee and the human resources committee of the Corporation.

  GUNNAR S. OVERSTROM, JR., 52, is president and chief operating officer of the Corporation, chairman, chief executive officer and a director of SBC and president, chief executive officer and a director of SBM. He has served as a director of the Corporation since 1987, SBC since 1986 and SBM since 1989.

  Mr. Overstrom joined SBC in 1975 as vice president and was promoted to senior vice president in 1977. In 1979 he was appointed SBC's executive vice president and chief financial officer. That same year he was named chief financial officer of HNC and became a director and its executive vice president in 1982. From 1986 to October 1992, Mr. Overstrom served as president of SBC. In 1988, he also served as chief executive officer of SBC; and in October 1992, he became chairman of SBC and chief executive officer of SBM. From October 1992 to September 1994, Mr. Overstrom also served as chairman of SBM. In February 1988, when SC and HNC merged and became subsidiaries of the Corporation, he was appointed vice chairman and chief financial officer of the Corporation, responsible for Connecticut operations. In August 1988, he assumed his current title of president and chief operating officer of the Corporation. Mr. Overstrom is also a member of the community affairs, trust, and loan and investment committees of SBC and SBM. An active supporter of numerous organizations, Mr. Overstrom is a corporator of Hartford Hospital, Saint Francis Hospital, Mount Sinai Hospital and the Institute of Living. He is a trustee of Babson College and of the Museum of Science, a director of Connecticut Health Systems, Inc., president of the Old State House in Hartford, and a member of the Emerging Issues Committee of The Bankers Roundtable. He is also a member of Boston's Private Industry Council and serves on its Corporate Diversity Committee.

  Mr. Overstrom received his undergraduate degree from Babson College, a law degree from Suffolk University, and a master's degree in economics from Trinity College. He is a member of the community affairs committee of the Corporation.

  LOIS D. RICE, 62, is a guest scholar at the Brookings Institution, Program in Economic Studies, in Washington, D.C.

  Mrs. Rice joined the Brookings Institution in 1991. From 1981 to 1991 she was a director and senior vice president of Government Affairs at Control Data Corporation. She is a director of Bell Atlantic-Washington, D.C., International Multifoods, McGraw Hill, The Hartford Steam Boiler Inspection and Insurance Company, Unum Corp. (insurance company) and the Center for Naval Analysis. Mrs. Rice is a trustee of The Urban Institute and The Harry Frank Guggenheim Foundation, and is a member of the President's Foreign Intelligence Advisory Board.

  Mrs. Rice has served as a director of the Corporation since 1992. She is a member of the nominating committee and the community affairs committee of the Corporation.

  MAURICE SEGALL, 65, is a senior lecturer at the MIT-Sloan School of Management, Cambridge, Massachusetts.

  Previously, Mr. Segall was chairman, chief executive officer, president and a director of Zayre Corporation (department stores), Framingham, Massachusetts. He retired from Zayre Corporation in June 1989. Mr. Segall joined Zayre Corporation as president and chief executive officer in 1978. He is a director of AMR Corporation and Harcourt General Corporation (publishing and specialty retailing), and a trustee of Beth Israel Hospital, Massachusetts General Hospital and the Museum of Fine Arts (Boston).

  Mr. Segall has served as a director of the Corporation since 1987 and SC from 1983 to 1988. He is a member of the audit committee and the human resources committee of the Corporation.

  SAMUEL O. THIER, 57, is president of Massachusetts General Hospital, Boston, Massachusetts, and professor of medicine at Harvard Medical School, Boston, Massachusetts.

  Dr. Thier has held his present position since May 1994. Prior to that, he served as president of Brandeis University from 1991 to 1994. From 1985 to 1991, Dr. Thier was president of the Institute of Medicine, National Academy of Sciences. He is a director of Merck & Company and National Health Labs, and a trustee of Johns Hopkins University and the Museum of Science (Boston).

  Dr. Thier has served as a director of the Corporation since July 1994.

  PAUL R. TREGURTHA, 59, is chairman, chief executive officer and a director of Mormac Marine Group, Inc. (marine shipping), Stamford, Connecticut and chairman of Moran Transportation Company (tug/barge shipping), Greenwich, Connecticut.

  Mr. Tregurtha joined Mormac Marine Group in 1988 and Moran Transportation in July 1994. Prior to that, he had served as chairman, president and chief executive officer of Moore McCormack Resources, Inc. (construction materials and oil and gas exploration). He is a director and vice chairman of Interlake Holding Company and Lakes Shipping Company, Inc. (marine shipping) and a director of Brown & Sharpe Manufacturing Company and FPL Group, Inc. (Florida utilities). Mr. Tregurtha is a trustee of Teachers Insurance and Annuity Association of America.

  Mr. Tregurtha has served as a director of the Corporation since 1987 and SBC from 1979 to 1988. He is chairman of the human resources committee of the Corporation.

  WILSON WILDE, 67, is chairman of the executive committee and a director of The Hartford Steam Boiler Inspection and Insurance Company, Hartford, Connecticut.

  Mr. Wilde joined Hartford Steam Boiler in 1953, and served as president from November 1971 until September 1993, and as chief executive officer from November 1971 to May 1994. From November 1993 to May 1994, he served as chairman. In April 1994, Mr. Wilde assumed his current title of chairman of the executive committee. He is a director of Phoenix Home Life Mutual Insurance Company and PXRE Corporation (reinsurance company).

  Mr. Wilde has served as a director of the Corporation since 1987 and HNC and SBC from 1972 to 1988. He is chairman of the nominating committee of the Corporation, and a member of the trust committees of SBC and SBM.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required with respect to executive officers appears under the caption "Executive Officers of the Registrant" in Part I of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

ITEM 11. EXECUTIVE COMPENSATION.

  The tables and descriptive information set forth below are being furnished with respect to those persons who, at December 31, 1994, were the Corporation's chief executive officer, its four most highly compensated executive officers, other than the chief executive officer, as well as a former executive officer, whose salary and bonus exceeded $100,000 for the most recent fiscal year (together, the "named executive officers").

                                    TABLE I

  Table I sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Corporation for the fiscal years ended December 31, 1994, 1993 and 1992 of the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                          --------------------------------------- --------------------------------
                                                                         AWARDS           PAYOUTS
                                                                  ---------------------   --------
                                                                  RESTRICTED SECURITIES             ALL OTHER
                                                     OTHER ANNUAL   STOCK    UNDERLYING     LTIP   COMPENSATION
        NAME AND                SALARY     BONUS     COMPENSATION   AWARDS    OPTIONS     PAYOUTS   (5)(6)(7)
   PRINCIPAL POSITION     YEAR   ($)        ($)        (1) ($)      (2)($)    (3) (#)     (4) ($)      ($)
   ------------------     ---- --------   --------   ------------ ---------- ----------   -------- ------------
Joel B. Alvord..........  1994 $650,000   $850,000     $ 39,314    $      0   102,562     $504,987   $ 18,263
Chairman and Chief        1993  650,000    650,000        9,663           0   117,558            0     19,827
Executive Officer         1992  650,000    200,000      255,753     276,250    50,000            0     33,750
Gunnar S. Overstrom,      1994 $510,000   $525,000     $ 32,160    $      0    68,946     $252,483   $  8,832
Jr. ....................  1993  510,000    400,000        9,640           0    83,047            0     12,803
President and Chief       1992  510,000    150,000      127,544     212,500    40,000            0     19,672
Operating Officer
David L. Eyles..........  1994 $330,000   $250,000     $ 25,366    $      0    35,946     $125,146   $  7,613
Vice Chairman and Chief   1993  330,000    230,000       13,099           0    35,740            0      9,016
Credit Policy Officer     1992  258,300(8) 155,000(9)    81,624     154,000    16,000(9)         0     94,305
Eileen S. Kraus.........  1994 $330,000   $220,000     $  3,924    $      0    35,852     $125,146   $  9,413
Vice Chairman; President  1993  330,000    210,000        4,259           0    35,142            0     13,109
of                        1992  310,000    100,000       36,871     148,750    16,000            0     23,138
SBC
Michael J.                1994 $260,000   $210,000     $ 10,848    $      0    20,000     $ 87,821   $  3,217
Rothmeier(10)...........
Executive Vice President
of
SBC and SBM
Allen W. Sanborn(11)....  1994 $360,000   $180,000     $  3,077    $      0    30,000     $125,146   $  6,754
Vice Chairman; President  1993  360,000    180,000        3,033           0    20,000            0      8,897
of                        1992  240,000(8) 180,000(9)     1,235     146,250    30,000(9)         0    125,498
SBM

- --------
 (1) Amounts reported represent payments or reimbursements of tax liabilities imputed to the named executive officers. Aggregate perquisite amounts less than $50,000 or 10% of salary and bonus are excluded, in accordance with the rules of the Securities and Exchange Commission (the "Commission").

 (2) Based upon the closing price per share on date of grant. The number and value of the aggregate restricted stock holdings at December 31, 1994 of the named executive officers, based upon the closing price per share on such date, are as follows: Mr. Alvord, 8,666 shares, $141,906; Mr. Overstrom, 6,666 shares, $109,156; Mr. Eyles, 0 shares, $0; Mrs. Kraus, 4,666 shares, $76,406; Mr. Rothmeier, 2,666 shares, $43,656; and Mr.
     Sanborn, 3,333 shares, $54,578. Dividends are paid on restricted shares at the same rate as on other shares of the Corporation's common stock. 1992 grants vest in thirds at one-year intervals from the date of grant. Under the Corporation's Stock Option and Restricted Stock Award Plan (the "Option Plan"), which authorizes grants of restricted stock to employees of the Corporation and its subsidiaries, all restrictions on shares of restricted stock will lapse upon a change of control (as defined therein). The approval of the Merger (as defined below) by the holders of the Corporation's common stock will constitute a change in control for purposes of such plan.

   Such aggregate holdings at December 31, 1994 also include the following number and value of performance equity share units granted in 1994 (see Table IV), based upon the closing price per share on such date: Mr. Alvord, 69,000 shares and $1,129,875; Mr. Overstrom, 34,500 shares and $564,938; Mr. Eyles, Mrs. Kraus and Mr. Sanborn each, 17,100 shares and $280,013; and Mr. Rothmeier, 13,100 shares and $214,513. Dividend equivalent units accrue on performance equity share units at the same rate as on shares of the Corporation's common stock. The maturation of all performance equity share units granted and dividend equivalent units accrued from the date of grant is contingent upon corporate performance. Under the Option Plan, which authorizes grants of restricted stock units (including awards under the Corporation's Performance Equity Plan) to employees of the Corporation and its subsidiaries, all restrictions on outstanding performance equity share units will lapse upon a change in control (as defined therein). The approval of the Merger by the holders of the Corporation's common stock will constitute a change in control for purposes of such plans.

 (3) Includes both original options and restoration options granted during 1994. See Table II.

 (4) Represents earnout of the initial performance equity award reflecting 1994 performance inclusive of dividend equivalent units accrued from the date of grant.

 (5) 1994 amounts represent (a) Corporation matching contributions to employees' thrift plan, (b) aggregate insurance premiums (executive group life and split-dollar life policies), respectively, as follows; Mr. Alvord, (a) $5,400, (b) $6,413; Mr. Overstrom, (a) $5,400, (b) $3,432; Mr.
     Eyles, (a) $3,600, (b) $4,013; Mrs. Kraus, (a) $5,400, (b) $4,013; Mr.
     Rothmeier (a) $1,800, (b) $1,417; and Mr. Sanborn, (a) $3,600, (b) $3,154.
     Payout of discontinued stock equivalent plan for Mr. Alvord of $6,450 is also included.

 (6) 1993 amounts represent (a) Corporation matching contributions to employees' thrift plan and (b) aggregate insurance premiums (executive group life and split-dollar life policies), respectively, as follows; Mr. Alvord, (a) $5,392, (b) $14,435; Mr. Overstrom, (a) $5,392, (b) $7,411;
     Mr. Eyles, (a) $3,598, (b) $5,418; Mrs. Kraus (a) $5,392, (b) $7,717; and
     Mr. Sanborn, (a) $3,598, (b) $5,299.

 (7) 1992 amounts represent (a) Corporation matching contributions to employees' thrift plan and (b) aggregate insurance premiums (executive group life and split-dollar life policies), respectively, as follows; Mr. Alvord, (a) $5,237, (b) $28,513; Mr. Overstrom, (a) $5,237, (b) $14,435;
     Mr. Eyles, (a) $0, (b) $4,294; Mrs. Kraus (a) $5,237, (b) $17,901; and Mr.
     Sanborn, (a) $0, (b) $498. Also includes (i) payments of $90,011 to Mr. Eyles for services rendered and expenses incurred as a consultant during the first two months of 1992, and (ii) relocation payment of $125,000 to Mr. Sanborn.

 (8) Salary is pro rata from hire date.

 (9) Incentive commitments made upon hiring in 1992.

(10) Mr. Rothmeier was not an executive officer prior to 1994.

(11) Mr. Sanborn ceased to be an executive officer of the Corporation effective September 17, 1994.

                                    TABLE II

  Table II sets forth certain information concerning options granted during 1994 by the Corporation to the named executive officers. The hypothetical present value on date of grant shown below for Corporation options granted in 1994 are presented pursuant to the rules of the Commission and are calculated under the modified Black-Scholes model for pricing options. The actual before-tax amount, if any, realized upon the exercise of stock options will depend upon the excess, if any, of the market price of the Corporation common stock (or, if the Merger is consummated, the Fleet common stock) over the exercise price per share of such common stock of the Corporation option at the time the stock option is exercised. There is no assurance that the hypothetical present values of the options reflected in this table will be realized. Pursuant to the Merger Agreement, each stock option that is outstanding immediately prior to consummation of the Merger will be converted automatically at such time into, and will become, a stock option to purchase Fleet common stock and will continue to be governed by the terms of the Option Plan which will be assumed by Fleet. The number of shares of Fleet common stock subject to, and the exercise price of, such stock options will be adjusted to give effect to the exchange ratio specified in the Merger Agreement. (See "Agreement and Plan of Merger" contained in Item 13, below.)

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS
                         -------------------------------------------------------------------------
                         NUMBER OF SECURITIES  PERCENT OF TOTAL                         GRANT DATE
                              UNDERLYING       OPTIONS GRANTED   EXERCISE OR             PRESENT
                           OPTIONS GRANTED       TO EMPLOYEES    BASE PRICE  EXPIRATION VALUE (3)
NAME                           (1) (#)        IN FISCAL YEAR (2)  ($/SHARE)   DATE (1)     ($)
- ----                     -------------------- ------------------ ----------- ---------- ----------
Joel B. Alvord..........        85,000               3.4%          $23.125   1/27/2004   $452,094
                                17,562*              0.7%           23.375   1/17/1999     86,207
Gunnar S. Overstrom,            55,000               2.2%          $23.125   1/27/2004   $292,531
Jr. ....................        13,946*              0.6%           23.875   1/17/1999     69,922
David L. Eyles..........        30,000               1.2%          $23.125   1/27/2004   $159,563
                                 5,946*              0.2%           20.625   1/28/1999     25,754
Eileen S. Kraus.........        30,000               1.2%          $23.125   1/27/2004   $159,563
                                 5,852*              0.2%           20.750   1/17/1999     25,500
Michael J. Rothmeier....        20,000               0.8%          $23.125   1/27/2004   $106,375
Allen W. Sanborn........        30,000               1.2%          $23.125   1/27/2004   $159,563

- --------
  * Restoration options replace shares tendered to exercise prior options and shares withheld for tax liability.

(1) Ten year stock options granted in 1994 will become exercisable in annual one-third increments, beginning one year from the date of grant. Restoration options will become exercisable one year after grant and will expire at the same time as the original option. All options will become exercisable upon a change in control of the Corporation which will be deemed to include the approval and adoption of the Merger Agreement by the holders of the Corporation's common stock.

(2) During 1994 a total of 2,472,746 options were granted.

(3) The hypothetical present values on grant date are calculated under the modified Black-Scholes Model, which is a mathematical formula used to value options traded on stock exchanges. This formula considers a number of factors in hypothesizing an option's present value. Factors used to value options include the stock's expected volatility rate (28%), risk free rate of return (6%), dividend yield (4%), projected time of exercise (7 years) and projected risk of forfeiture rate for vesting period (5% per annum). Restoration option values are calculated using the same model and factors as original options, except that the projected date of exercise is the remaining term of the original grant (5 years) and the assumed risk free rate of return is 5%.

                                   TABLE III

  Table III sets forth certain information concerning options exercised during 1994 by the named executive officers and the number and value of specified options at December 31, 1994. The value of unexercised in-the-money stock options at December 31, 1994 shown below are presented pursuant to the Commission's rules. The actual amount, if any, realized upon exercise of stock options will depend upon the excess, if any, of the market price of the Corporation's common stock (or, if the Merger is consummated, the Fleet common stock) over the exercise price per share of such common stock of the stock option at the time the option is exercised. There is no assurance that the values of unexercised in-the-money options reflected in this table will be realized.

   AGGREGATED OPTION EXERCISES IN LAST YEAR AND FISCAL YEAR-END OPTION VALUES

                                                    NUMBER OF SECURITIES
                                                         UNDERLYING           VALUE OF UNEXERCISED
                                                     UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                                                     AT FISCAL YEAR-END       AT FISCAL YEAR-END(2)
                         SHARES ACQUIRED  VALUE   ------------------------- -------------------------
                           ON EXERCISE   REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
NAME                         (1) (#)       ($)        (#)          (#)          ($)          (#)
- ----                     --------------- -------- ----------- ------------- ----------- -------------
Joel B. Alvord..........     25,000      $318,750   120,558      172,562      $     0         $0
Gunnar S. Overstrom,
 Jr. ...................     20,000       265,000    95,047      113,946            0          0
David L. Eyles..........      8,000        77,000     5,740       65,946            0          0
Eileen S. Kraus.........      8,000        81,000    30,642       55,852            0          0
Michael J. Rothmeier....          0             0    14,000       29,000       36,750          0
Allen W. Sanborn........          0             0    30,000       50,500       52,500          0

- --------
(1) The named executive officers used already owned shares to pay the exercise price of options exercised during 1994. The options noted above were exercised under the restoration option program, pursuant to which such officers are required to retain, for a minimum of three years, the number of newly acquired shares equal in value to the after-tax value realized on the option exercise.

(2) Based upon the difference between exercise price and closing price per share at December 31, 1994.

                                    TABLE IV

  Table IV sets forth certain information concerning long-term incentive awards granted to the named executive officers during 1994.

             LONG-TERM INCENTIVE PLAN-AWARDS IN LAST FISCAL YEAR(1)

                                                           ESTIMATED FUTURE PAYOUTS UNDER
                                                           NON-STOCK PRICE-BASED PLANS(3)
                                                           -----------------------------------
                             NUMBER OF
                            SHARE UNITS   PERFORMANCE OR    THRESHOLD   TARGET      MAXIMUM
MATURATION OR PAYMENT NAME    (2) (#)   OTHER PERIOD UNTIL     (#)       (#)          (#)
- --------------------------  ----------- ------------------ ----------- ----------- -----------
Joel B. Alvord..........      23,000         12/31/96                0      23,000      23,000
Gunnar S. Overstrom,
 Jr. ...................      11,500         12/31/96                0      11,500      11,500
David L. Eyles..........       5,700         12/31/96                0       5,700       5,700
Eileen S. Kraus.........       5,700         12/31/96                0       5,700       5,700
Michael J. Rothmeier....       5,100         12/31/96                0       5,100       5,100
Allen W. Sanborn........       5,700         12/31/96                0       5,700       5,700

- --------
(1) The performance equity plan was adopted during 1993 to provide significant and fully competitive long-term reward opportunities for key senior members of management. Participants have the opportunity to earn their target performance equity share units if predetermined strategic business goals are achieved, and shareholder value is thereby created.

(2) Under the 1994-1996 cycle, the named executive officers received awards of target performance equity share units based on individual performance as determined by the human resources committee.

(3) Awards are earned, based on an accelerating scale, if the Corporation achieves a preestablished threshold return on average common equity. If the target return on average common equity is met, the number of shares of the Corporation's common stock paid out will equal the number of performance equity share units granted, plus dividend equivalents. Performance below the threshold goal will result in no payout; there is no minimum payout under the plan. Under the plan, all restrictions on outstanding performance equity share units will lapse upon a change of control, which will be deemed to include the approval of the Merger Agreement by the holders of the Corporation's common stock.

                                    TABLE V

                                 PENSION TABLE

                                                YEARS OF CREDITED SERVICE
                                         ---------------------------------------
FINAL
COMPENSATION                               15      20      25      30      35
- ------------                             ------- ------- ------- ------- -------
$  400,000.............................. 120,000 160,000 200,000 240,000 240,000
   500,000.............................. 150,000 200,000 250,000 300,000 300,000
   600,000.............................. 180,000 240,000 300,000 360,000 360,000
   700,000.............................. 210,000 280,000 350,000 420,000 420,000
   800,000.............................. 240,000 320,000 400,000 480,000 480,000
   900,000.............................. 270,000 360,000 450,000 540,000 540,000
 1,000,000.............................. 300,000 400,000 500,000 600,000 600,000
 1,100,000.............................. 330,000 440,000 550,000 660,000 660,000
 1,200,000.............................. 360,000 480,000 600,000 720,000 720,000
 1,300,000.............................. 390,000 520,000 650,000 780,000 780,000

  Table V sets forth information for determining the estimated annual retirement benefits commencing at age 65 that would be payable to participants under the Corporation's defined benefit plans pursuant to which benefits are determined by final compensation and years of service ("retirement plans"). Compensation for purposes of the pension table means the final year's salary and the average of the short-term incentive awards for the five highest consecutive calendar years after 1984 (see summary compensation table for salary). The amounts set forth in the table are offset by social security benefits and assume payment in the form of a 50% joint and survivor annuity, but do not reflect the reduction for tax payments discussed below. As of December 31, 1994, remuneration covered by the retirement plans and years of credited service as defined therein are as follows for the named executive officers: Mr. Alvord, $1,042,000 and 35 years; Mr. Overstrom, $788,600 and 24 years; Mr. Eyles, $522,500 and 7 years; Mrs. Kraus, $459,000 and 15 years; and Mr. Rothmeier, $406,667 and 2 years; and Mr. Sanborn, $540,000 and 2 years.

  The Corporation also maintains a split-dollar life insurance program which, in addition to supplemental insurance benefits, provides a choice of postretirement death benefits or supplemental retirement income. The formula by which any retirement benefits for executive officers are determined under the split-dollar life insurance program is 4% of cumulative base salary (6% for Mr. Alvord) for all years of participation in the plan.

  The retirement plans include a tax-qualified pension plan and a supplemental, nonqualified pension plan. At the election of individual participants, the Corporation funds the supplemental plan and the split-dollar life insurance plan discussed above through contributions to an irrevocable trust (the "trust'). Such contributions will constitute taxable income to an electing participant to the extent and at the time that the participant's benefit becomes vested; income of the trust may also constitute taxable income to such participants. The trust provides for the distribution annually to each electing participant (or the remittance by the Corporation to the appropriate tax authority on behalf of the participant) of an amount sufficient to pay all income taxes imposed on the participant in connection with the trust; the trust also provides for the retirement benefits to which electing participants will be entitled to be reduced to their after-tax equivalents.

 Executive severance and employment agreements

  Messrs. Alvord, Overstrom, Eyles, Mrs. Kraus, and Mr. Rothmeier have severance agreements which provide that if termination of such executive's employment occurs within the two-year period following a change in control of the Corporation and such termination is by the Corporation for other than cause (as defined in the agreements) or by the executive for good reason (as defined in the agreements), the executive will be entitled to receive, among other things, (i) an amount ("severance pay") equal to the sum of base salary and any amount awarded under the short-term incentive plan for the year preceding the year of termination (or, under the agreements of Mr. Eyles, Mrs. Kraus, and Mr. Rothmeier, if greater, preceding the change in control) multiplied by three or the number of years remaining to the executive's 65th birthday, whichever is the shorter (the "applicable period"); (ii) a pro rata portion of any award related to any uncompleted performance award period under the performance plan; and (iii) under the agreements of Mr. Alvord and Mr. Overstrom, an amount in cash generally equal to the aggregate difference between the exercise price of certain stock options held by the executive and the higher of the closing price of the Corporation's common stock on the date of termination of employment or the highest per share price paid in connection with any change in control of the Corporation. These agreements also provide for the continuation of health, medical and life insurance coverage for each executive after termination of employment until the expiration of the applicable period or, if sooner, until such benefits are provided through the executive's reemployment, and provide each executive with pension benefits equal to the amount which the executive would have received under the applicable pension plans had said executive been fully vested and remained employed for the applicable period, reduced by the pension benefits the executive will actually receive under such pension plans. These agreements confer no benefits prior to a change in control. In the event that any payments received by Messrs. Alvord and Overstrom in connection with a change in control are subjected to the excise tax imposed upon certain change in control payments under federal tax laws, these agreements provide for an additional payment sufficient to restore the executive to the same after-tax position the executive would have had if the excise tax had not been imposed. The agreements of Mr. Eyles, Mrs. Kraus, and Mr. Rothmeier provide that payments received in connection with a change in control will be reduced to the extent necessary to avoid the imposition of any such excise tax.

  The Corporation has entered into an employment agreement with each of Mr. Alvord and Mr. Overstrom, effective as of February 24, 1994, each of which contains the following terms and conditions: (i) an initial term of three years, subject to extension for an additional one-year period on each successive anniversary of the effective date unless the Corporation gives notice of nonrenewal at least 60 days prior to such anniversary, (ii) annual salary at least equal to that in effect on the effective date, (iii) participation in all compensation and employee benefit arrangements available to other executive officers of the Corporation, and (iv) noncompetition and confidentiality covenants by the officers. In the event that the executive is terminated by the Corporation without cause (as defined in the agreements) or the executive terminates his employment for good reason (as defined in the agreements), then the affected executive will be entitled to receive, for the then remaining term of the agreement, salary, short- and long-term incentive compensation and coverage or credited service, as applicable, under the Corporation's employee benefit plans. In addition, if any of such events occurs, the outstanding equity awards for the affected executive would vest, but would continue to become exercisable or nonrestricted, as applicable, as originally scheduled.

  The Corporation entered into two-year employment agreements with Messrs. Eyles and Sanborn on March 1, 1992 and May 11, 1992, respectively, providing for annual salaries of $310,000 and $360,000, respectively. These agreements also prescribe the 1993 grants of stock options, awards of restricted stock and awards of short-term bonuses made to the executives for 1993, as disclosed above on the summary compensation table. In the event of termination of employment by the Corporation other than for cause (as defined in the agreements) or by the executive for good reason (as defined in the agreements), these agreements provide for the continuation of salary payments for the remainder of their terms and, with respect to other matters, generally provide as set forth in the employment agreements described above. On May 11, 1994, Mr. Sanborn's employment agreement expired in accordance with its terms. On May 16, 1994, Mr. Eyles's employment agreement with the Corporation was amended to provide for a termination date of May 15, 1997, subject to automatic one year extension periods unless written notice to the contrary is provided by either party on or before the March 17th immediately prior to such May 16th renewal date. In the event of a termination of Mr. Eyles's employment after a change in control of the Corporation, any benefits payable to Mr. Eyles as a result of such termination will be paid pursuant to Mr. Eyles's existing severance agreement described above, and no amounts will be payable in such circumstance pursuant to Mr. Eyles's employment agreement.

  The Corporation entered into a letter agreement (the "Letter Agreement") with Mr. Sanborn as of September 16, 1994 in connection with his termination of employment. Pursuant to the Letter Agreement, the Corporation has agreed to provide to Mr. Sanborn (1) continued base salary and certain welfare benefits until December 31, 1995, (2) his bonus with respect to 1994, (3) the payment to which he would have been entitled under the Corporation's Performance Equity Plan, with respect to the performance cycle ended on December 31, 1994, had his employment continued until December 31, 1994, and (4) an election, exercisable only at the times specified in the Letter Agreement, to receive a cash payment with respect to all options held by him in an amount equal to the fair market value of the stock subject thereto on the date of such election over the exercise price thereof. The Letter Agreement also includes covenants relating to non-competition and confidential information, as well as mutual releases.

 Compensation committee interlocks and insider participation

  Mr. Alvord is chairman of the compensation committee of the board of directors of The Hartford Steam Boiler Inspection and Insurance Company ("HSB"). Mr. Wilde, who is chairman of the executive committee and a director of HSB, is a director of the Corporation; however, Mr. Wilde does not serve on the Corporation's human resources committee. The following directors, all of whom are nonemployees of the Corporation, serve on the human resources committee of the Corporation: Stillman B. Brown, John T. Collins, Robert J. Matura, Maurice Segall, and Paul R. Tregurtha (chairman).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The ownership of the Corporation's common stock is widely diversified. On March 31, 1995, approximately 30,259 shareholders of record owned 121,942,840 shares, excluding 137,732 shares that are reserved for issuance in connection with the completion of the exchange of the securities of certain previously acquired companies. The following table sets forth information as to the only persons known to the Corporation's board to be the beneficial owners of 5% or more of the Corporation's Common Stock:

               NAME AND ADDRESS OF              AMOUNT AND NATURE    PERCENT OF
                BENEFICIAL OWNER             OF BENEFICIAL OWNERSHIP   CLASS
               -------------------           ----------------------- ----------
     Fleet Financial Group, Inc. ...........       30,017,492(1)       20.6%(1)
     50 Kennedy Plaza
     Providence, RI 02903
     FMR Corp. .............................        8,614,167(2)       7.16%(2)
     82 Devonshire Street
     Boston, MA 02109

- --------
(1) Based upon information contained in a Schedule 13D dated February 20, 1995 and filed under the Exchange Act by Fleet Financial Group, Inc. ("Fleet"). In connection with the execution of the Agreement and Plan of Merger, dated as of February 20, 1995, by and between the Corporation and Fleet, the Corporation granted Fleet an option (the "Option") to purchase up to 24,195,625 shares (the "Option Shares") of the Corporation's common stock upon the occurrence of certain events, none of which has occurred as of the date hereof. Because the Option is not currently exercisable, Fleet has disclaimed beneficial ownership of the Option Shares. Other than the Option Shares, Fleet beneficially owns and has sole voting and sole dispositive power with respect to 5,811,900 shares of the Corporation's common stock. Certain directors and executive officers of Fleet beneficially own and have sole voting and sole dispositive power with respect to, in the aggregate, 4,950 shares of the Corporation's common stock. Terrence Murray, the Chairman, Chief Executive Officer and President of Fleet, beneficially owns 17 currently exercisable warrants, each warrant representing the right to purchase one share of the Corporation's common stock at an exercise price of $22.11.

(2) Based upon information contained in a Schedule 13G dated February 13, 1995 and filed under the Exchange Act by FMR Corp. ("FMR"). Based upon the information contained in the Schedule 13G, FMR is a beneficial owner of these shares as a result of various of its subsidiaries and affiliates providing investment advisory and management services and has sole voting power with respect to 232,455 of the shares, shared voting power with respect to 2,000 of the shares, sole dispositive power with respect to 8,612,167 of the shares and shared dispositive power with respect to 2,000 of the shares.

  The table below sets forth beneficial ownership of the Corporation's common stock by each director, and by all directors and executive officers as a group as of March 31, 1995. As of that date all directors and executive officers as a group (21 in number) controlled 547,995 shares directly and controlled 3,100 shares indirectly, or a total of 551,095 shares representing .45% of the outstanding shares. No director or executive officer beneficially owns or controls directly or indirectly more than 1% of the outstanding shares. The group (21 in number) would have beneficially owned or controlled 945,752 shares, representing .78% of outstanding shares, if all stock options exercisable within 60 days of March 31, 1995 had been exercised. Except as may be indicated below, each director possesses sole voting and investment power with respect to the number of shares described as beneficially owned. Except as set forth below, no director or executive officer reported any ownership of any shares of any series of the Corporation's preferred stock.

                                                            AMOUNT AND NATURE OF
                    NAME OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP
                    ------------------------                --------------------
     Joel B. Alvord........................................       278,762(1)(2)
     Stillman B. Brown.....................................        27,316
     John T. Collins(5)....................................        32,911
     Ferdinand Colloredo-Mansfeld..........................        10,666
     Bernard M. Fox........................................         4,270
     Robert J. Matura(6)...................................         9,435
     Gunnar S. Overstrom, Jr. .............................       249,712(2)(3)
     Lois D. Rice(7).......................................         3,410
     Maurice Segall........................................        28,768
     Samuel O. Thier.......................................           283
     Paul R. Tregurtha.....................................        25,666
     Wilson Wilde..........................................        13,410
     Directors and executive officers as a group...........       945,752(2)(4)

- --------
(1) Includes 159,786 shares that are subject to unexercised stock options which are exercisable within 60 days of March 31, 1995, none of which are at option prices in excess of the market price of the Corporation's common stock on March 31, 1995; and 30,016 shares held in the employees' thrift plan.

(2) Does not include unexercised stock options to acquire an aggregate of 834,186 shares which are not exercisable within 60 days of March 31, 1995 and 232,850 restricted stock units awarded under the Corporation's Performance Equity Plan as follows: options to acquire 233,334 shares at an average exercise price of $22.07 and 70,000 restricted stock units held by Mr. Alvord; options to acquire 141,667 shares at an average exercise price of $22.14 and 37,250 restricted stock units held by Mr. Overstrom; options to acquire 90,946 shares at an average exercise price of $21.22 and 18,650 restricted stock units held by Mr. Eyles; options to acquire 69,186 shares at an average exercise price of $21.25 and 17,400 restricted stock units held by Mrs. Kraus; options to acquire 49,334 shares at an average exercise price of $22.42 and 15,100 restricted stock units held by Mr. Rothmeier; and with respect to all other executive officers, options to acquire an aggregate of 249,669 shares at an average exercise price of $22.01 and 74,450 restricted stock units. The approval of the Merger by the holders of the Corporation's common stock will cause all such options to become fully exerciseable and all restrictions on such restricted stock units to lapse.

(3) Includes 119,826 shares that are subject to unexercised stock options which are exercisable within 60 days of March 31, 1995, none of which are at option prices in excess of the market price of the Corporation's common stock on March 31, 1995; 28,848 shares held in the employees' thrift plan; and 3,100 shares held in the names of his wife and children.

(4) With respect to executive officers other than Messrs. Alvord and Overstrom, this number includes (i) shares that are subject to unexercised stock options which are exerciseable within 60 days of March 31, 1995, none of which are at option prices in excess of the market price of the Corporation's common stock on March 31, 1995, as follows: Mr. Eyles, 25,740 shares, Mrs. Kraus, 38,308 shares, Mr. Rothmeier, 23,666 shares, and for all other executive officers, 27,331 shares; (ii) shares held in the employees' thrift plan as follows: Mr. Eyles, 0 shares, Mrs. Kraus, 20,388 shares, Mr. Rothmeier, 986 shares, and for all other executive officers, 2,199 shares; (iii) shares of restricted stock as follows: Mr. Eyles, 0 shares, Mrs. Kraus, 0 shares, Mr. Rothmeier, 2,666 shares, and for all other executive officers, 30,998 shares; and (iv) with respect to Mr. Eyles, Mrs. Kraus, Mr. Rothmeier, and all other executive officers, 0 shares held in the name of family members. The approval of the Merger by the holders of the Corporation's common stock will cause all such options to become fully exercisable and all restrictions on shares of restricted stock to lapse.

(5) In addition, Mr. Collins owns 10,000 of the Corporation's 9.35% Depositary Shares.

(6) In addition, Mr. Matura owns 1,000 of the Corporation's 9.30% Depositary Shares.

(7) In addition, Mrs. Rice owns 124 of the Corporation's 9.30% Depositary Shares and 1,000 of the Corporation's 9.35% Depositary Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Certain directors and executive officers of the Corporation and their associates are customers of and have had transactions with SBC and SBM and their subsidiaries and affiliates in the ordinary course of business during the last fiscal year. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. Additional transactions may be expected to take place between such persons and these banks in the ordinary course of business.

 Agreement and Plan of Merger

  On February 20, 1995, the Corporation and Fleet Financial Group, Inc. ("Fleet") entered into an agreement and plan of merger (the "Merger Agreement") pursuant to which the Corporation will merge with and into Fleet (the "Merger"). As a result of the Merger, each share of the Corporation's $.01 par value common stock outstanding will be converted into the right to receive .8922 shares of $1.00 par value Fleet common stock. Each share of the various series of the Corporation's preferred stock will be converted into the right to receive a share of an equivalent series of Fleet preferred stock. The Merger is expected to be completed in the fourth quarter of 1995, and is subject to the approval of the common stock shareholders of Fleet and the Corporation, the receipt of various regulatory approvals, and the satisfaction (or, where permissible, waiver) of certain other standard closing conditions.

 Directors' remuneration

  Directors' remuneration for 1994 was fixed by the board of directors at the board meeting following the annual meeting of shareholders. Each nonemployee director elected at the 1994 annual meeting of shareholders received an annual retainer of $25,000, payable in common stock of the Corporation pursuant to the restricted stock plan described below, and a fee of $1,500 per meeting attended. In addition, the chairmen of the audit, human resources and nominating committees each received an additional cash retainer of $5,000. Employees who are also directors do not receive any compensation for service as directors other than salary and related benefits. Pursuant to the Corporation's deferred compensation plan for directors, directors may elect to defer all of their compensation as directors in any one year.

  On April 25, 1989, the shareholders of the Corporation approved the adoption of a restricted stock plan for nonemployee members of the board of directors, which plan is administered by the human resources committee. The maximum number of shares of common stock of the Corporation that may be granted under the plan is 125,000. Awards of restricted stock were made automatically, on the date of the 1994 annual meeting of shareholders, to each nonemployee director who was elected at the 1994 meeting or otherwise continued in office. The number of shares of restricted stock awarded to each nonemployee director so elected equalled the amount payable to the nonemployee director as an annual retainer for the calendar year within which the award date fell, divided by the fair market value of each such share on the award date. Effective December 15, 1994, the board of directors amended the restricted stock plan to allow nonemployee directors to elect to receive the annual retainer in shares of restricted stock of the Corporation, in cash, or in a combination thereof. The annual retainer does not include fees paid for attendance at any board or committee meeting or for chairing a committee of the board. In 1994, a total of 10,390 shares of the common stock of the Corporation were awarded to nonemployee directors under the amended plan. Directors who are not employees are not eligible to participate in any of the plans presently in effect for employees of the Corporation.

  In January 1995, as part of the Corporation's policy of providing support for charitable institutions and in order to retain and attract qualified directors, the board of directors established a charitable giving program, which will be funded by life insurance on the lives of the members of the board of directors. Each director is permitted to recommend up to three tax-exempt charities to receive contributions. Under the program, directors of the Corporation will be paired up based upon similar life expectancies. When the first director of the pair of directors dies, the Corporation will make a charitable contribution of $1 million, paid out over a period of ten years. Upon the death of the second director of the pair of directors, the insurance company reimburses the Corporation for the money the Corporation has paid out, pays out any balance due for the remaining ten year period from the death of the first director, and pays out the charitable contribution of $1 million over a period of ten years following the death of the second director. Directors derive no financial benefit from the program. Because of the deductibility to the Corporation of contributions and the use of insurance, the long-term cost to the Corporation is not expected to be material.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

                                          Shawmut National Corporation

                                                    /s/ Joel B. Alvord
                                          By: _________________________________
                                            Joel B. Alvord
                                            Chairman and Chief Executive
                                            Officer

Dated: April 28, 1995