Form 10-Q
period 1995-03-31
SHAWMUT NATIONAL CORP
filed 1995-05-12
CIK 823393

FIRST QUARTER 1995
 __________________________________________________________________________
 __________________________________________________________________________
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q
          xQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1995

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

                                  (203) 986-2000
                                  (617) 292-2000

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

            122,170,832 shares of the registrant's common stock, par
            value $0.01, were outstanding as of May 3, 1995.
  _________________________________________________________________________

            Total number of pages: 45
            The Exhibits Index, filed as a part of this report, appears on page 2.
  __________________________________________________________________________
  __________________________________________________________________________

FINANCIAL HIGHLIGHTS

                                                       March 31   March 31
(in millions, except per share data)                     1995       1994
Three Months Ended
Net income                                          $    62.6   $    77.3
Return on average assets                                 0.76 %      1.02 %
Return on average common equity                         10.98       15.47
Net interest margin (tax-equivalent basis)               3.55        3.91
Efficiency ratio                                        62.05       65.72

Per Common Share
Net income                                          $    0.47   $    0.62
Dividends declared                                       0.22        0.20
Book value                                              17.06       16.41

End of Period Balances
Loans                                               $  21,135   $  17,559
Reserve for credit losses                                 559         639
Total assets                                           34,190      31,247
Deposits                                               20,602      17,884
Common shareholders' equity                             2,082       1,937
Shareholders' equity                                    2,385       2,130

Capital Ratios
Common shareholders' equity to total assets              6.09 %      6.20 %
Shareholders' equity to total assets                     6.98        6.82
Tier 1 capital                                           7.37        8.90
Total capital                                           11.24       12.65
Leverage                                                 6.21        6.66

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX
                                                                  Page
Part I - Financial Information
Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2):                               3
Financial Statements (Item 1):
    Consolidated Statement of Income                               22
    Consolidated Balance Sheet                                     23
    Consolidated Statement of Changes in Shareholders' Equity      24
    Consolidated Statement of Cash Flows                           25
    Notes to Consolidated Financial Statements                     26
Selected Statistical Information:
    Consolidated Average Balance Sheet, Net Interest Income
      and Interest Rates                                           33

Part II - Other Information
Legal Proceedings (Item 1)                                         36
Other Information (Item 5)                                         38
Exhibits and Reports on Form 8-K (Item 6)                          38
Signatures                                                         43
Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges     44
Exhibit 27 - Financial Data Schedule                               45

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Shawmut National Corporation (the "Corporation") reported net income for the first quarter of 1995 of $62.6 million, or $.47 per common share, compared with net income of $77.3 million, or $.62 per common share, for the first quarter of 1994. Included in first quarter 1995 results was a $36.9 million pre-tax charge ($23.1 million after-tax, or $.19 per common share) related to the settlement of certain of the Corporation's employee retirement benefits as a result of the execution of the agreement to merge with Fleet Financial Group, Inc. ("Fleet"). Excluding this charge, net income for the first quarter of 1995 would have been $85.7 million, or $.66 per common share, an increase of $8.4 million, or 11 percent, from the comparable prior year quarter.

On January 31, 1995, the Corporation completed its purchase of substantially all the assets and assumption of certain liabilities of the Business Finance Division of Barclays Business Credit, Inc., which was renamed Shawmut Capital Corporation. The book value of the assets acquired was approximately $2.3 billion and the book value of the liabilities assumed was approximately $12.7 million. This acquisition was accounted for under the purchase method of accounting. Therefore, the results of operations of Shawmut Capital Corporation are included in the Corporation's consolidated financial statements for the first quarter of 1995 only from the date of purchase.

Net interest income on a taxable-equivalent basis for the first quarter of 1995 was $273.2 million, a decrease of $2.2 million, or less than 1 percent, compared with $275.4 million for the first quarter of 1994. Net interest margin on a taxable-equivalent basis declined to 3.55 percent from 3.91 percent for the same periods. Net interest income and margin declined in the first quarter of 1995 when compared with the prior year period as a result of rising interest rates, thereby increasing the Corporation's cost of funds and more than offsetting the increase in average interest-earning assets of $2.6 billion, or 9 percent, from the comparable prior year period.

There was no provision for credit losses for the first quarter of 1995, compared with a $3.0 million provision for the first quarter of 1994. The reserve for credit losses was $559.2 million at March 31, 1995, compared with $542.1 million at December 31, 1994, reflecting reserves that were purchased as part of the Shawmut Capital Corporation acquisition. The ratio of the reserve for credit losses to nonaccruing loans was 245 percent at March 31, 1995, compared with 242 percent at December 31, 1994.

Nonaccruing loans plus foreclosed properties at March 31, 1995 totaled $240.3 million, down $2.5 million, or 1 percent, from $242.8 million at December 31, 1994. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties declined to 1.14 percent at March 31, 1995 from 1.31 percent at December 31, 1994.

Noninterest income, excluding securities gains and losses, was $95.4 million for the first quarter of 1995, compared with $89.5 million for the prior year period, an increase of $5.9 million, or 7 percent. The increase in the 1995 period reflects higher customer service and other fees including revenues from Shawmut Capital Corporation and other financial institutions purchased during 1994.

Noninterest expenses, excluding foreclosed properties provision and merger related charges, were $228.7 million for the first quarter of 1995, a decrease of $11.1 million, or 5 percent, from $239.8 million for the first quarter of 1994. The efficiency ratio, a measure of operating expenses before special charges to net revenue, improved to
62.0 percent for the first quarter of 1995 from 65.7 percent for the prior year period.

Return on average common equity decreased from 15.47 percent for the first quarter of 1994 to 10.98 percent for the first quarter of 1995 and return on average assets decreased from 1.02 percent to .76 percent over the same periods. Excluding the merger related charge, return on average common equity and return on average assets were 15.45 percent and 1.04 percent, respectively, for the first quarter of 1995.

In connection with the acquisition of Shawmut Capital Corporation, the Corporation completed a $125 million offering of 500,000 shares of 9.35% cumulative preferred stock with a stated value of $250 per share, represented by depositary shares, on January 26, 1995 and the Corporation's Shawmut Bank Connecticut subsidiary completed an offering of $250 million of subordinated bank notes on February 14, 1995.

The Corporation's common stock closed at $26.375 per share on March 31, 1995, representing 155 percent of the $17.06 book value per common share, compared with $16.375 per share and 98 percent of the $16.72 book value per common share at December 31, 1994.

On February 20, 1995, the Corporation and Fleet entered into an agreement and plan of merger pursuant to which the Corporation will merge with and into Fleet ("the Merger"). As a result of the Merger, each share of the Corporation's $.01 par value common stock outstanding will be converted into the right to receive .8922 shares of $1.00 par value Fleet common stock. Each share of the various series of the Corporation's preferred stock will be converted into the right to receive an equivalent series of Fleet preferred stock. The Merger is expected to be completed in the fourth quarter of 1995, and is subject to the approval of the common stock shareholders of Fleet and the Corporation, the receipt of various regulatory approvals, and the satisfaction (or, where permissible, waiver) of certain other standard closing conditions.

The Corporation announced in June 1994 the signing of a definitive agreement to acquire Northeast Federal Corp. of Hartford, Connecticut, with assets of $3.4 billion at March 31, 1995. The transaction is expected to be completed in the second quarter of 1995.

For further information on the Corporation's merger and acquisitions, see Note 2 of Notes to Consolidated Financial Statements on page 26.

TABLE 1 - SUMMARY OF RESULTS OF OPERATIONS

                                                                         Quarter ended
TAX-EQUIVALENT BASIS                               Mar 31       Dec 31       Sep 30       Jun 30      Mar 31
(in millions, except per share data)                1995         1994         1994         1994        1994
Interest income                                $    584.3  $     524.6  $     492.8  $     474.6  $     457.3
Interest expense                                    311.1        258.7        223.9        205.9        181.9
Net interest income                                 273.2        265.9        268.9        268.7        275.4
Provision for credit losses                                                                               3.0
Net interest income after provision for
  credit losses                                     273.2        265.9        268.9        268.7        272.4
Noninterest income                                   95.3        104.2         91.7         93.9         88.7
Merger related charges                               36.9                                  100.9
Restructuring related charges                                                               39.8
Other noninterest expenses                          228.7        224.5        226.4        238.0        241.8
Income (loss) before income taxes                   102.9        145.6        134.2        (16.1)       119.3
Tax-equivalent adjustment                             2.9          2.5          3.0          3.0          2.9
Income taxes (benefit)                               37.4         49.6         45.9         (0.4)        39.1
Net income (loss)                              $     62.6  $      93.5  $      85.3  $     (18.7) $      77.3

Return on average assets:
  Before merger and restructuring related
   charges                                           1.04 %       1.17 %       1.09 %       1.05 %       1.02 %
  Based on net income (loss)                         0.76         1.17         1.09        (0.24)        1.02
Return on average common equity:
  Before merger and restructuring related
   charges                                          15.45        17.59        16.52        15.40        15.47
  Based on net income (loss) applicable to
    common shares                                   10.98        17.59        16.52        (4.49)       15.47
Net interest margin                                  3.55         3.65         3.78         3.76         3.91
Efficiency ratio                                    62.05        60.55        62.75        65.37        65.72
Common share data:
  Net income (loss)                            $     0.47  $      0.74  $      0.68  $     (0.19) $      0.62
  Dividends declared                                 0.22         0.22         0.20         0.20         0.20

CONSOLIDATED STATEMENT OF INCOME ANALYSIS

Net Interest Income

The Corporation's taxable-equivalent net interest income was $273.2 million for the first quarter of 1995, a decrease of $2.2 million, or less than 1 percent, from $275.4 million for the first quarter of 1994. This decline in taxable-equivalent net interest income was caused by an increase in the Corporation's cost of funds as a result of rising interest rates over this period, which outpaced the repricing of higher levels of interest-earning assets, primarily loans. Average loans increased $3.0 billion to $20.2 billion for the first quarter of 1995 from $17.2 billion for the comparable prior year period. The increase in average loans included $1.7 billion due to the acquisition of Shawmut Capital Corporation during the first quarter of 1995 and growth of $810.2 million in commercial loans and $429.1 million in consumer lending. Average securities decreased $420 million to $10.0 billion for the first quarter of 1995 from $10.4 billion for the first quarter of 1994 as a result of maturities being used to fund loan growth. Average interest-bearing liabilities were $26.5 billion for the first quarter of 1995, compared with $23.8 billion for the first quarter of 1994, reflecting higher levels of interest-bearing deposits and notes and debentures which supported the increase in average interest-earning assets. An analysis of net interest income is presented in Table 2.

TABLE 2 - ANALYSIS OF NET INTEREST INCOME

                                                                         Quarter ended
                                                    Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                        1995        1994         1994         1994         1994
INTEREST AND DIVIDEND INCOME
  (tax-equivalent basis)
Loans                                          $    422.1  $     360.6  $     333.8  $     320.7  $     301.5
Securities
  Available for sale, at fair value                  35.8         35.5         32.1         39.9         44.1
  Held to maturity                                  116.8        117.9        115.5        107.2        103.3
Residential mortgages held for sale                   1.0          1.2          5.3          2.9          5.4
Short-term investments                                8.1          8.9          5.9          3.7          2.8
Trading account securities                            0.5          0.5          0.2          0.2          0.2
  Total interest income                             584.3        524.6        492.8        474.6        457.3

INTEREST EXPENSE
Deposits                                            146.5        122.3        107.7         90.6         85.7
Other borrowings                                    124.8        104.0         88.9         95.4         80.1
Notes and debentures                                 39.8         32.4         27.3         19.9         16.1
  Total interest expense                            311.1        258.7        223.9        205.9        181.9
NET INTEREST INCOME
  (tax-equivalent basis)                            273.2        265.9        268.9        268.7        275.4
Tax-equivalent adjustment                             2.9          2.5          3.0          3.0          2.9
NET INTEREST INCOME                            $    270.3  $     263.4  $     265.9  $     265.7  $     272.5

INTEREST RATE SPREAD
  (tax-equivalent basis)                             2.88 %       3.01 %       3.21 %       3.23 %       3.42 %
NET INTEREST MARGIN
  (tax-equivalent basis)                             3.55 %       3.65 %       3.78 %       3.76 %       3.91 %

The net interest margin on a taxable-equivalent for the first quarter of 1995 was 3.55 percent, a decrease of 36 basis points from 3.91 percent for the comparable prior year quarter. Net interest margin for the fourth quarter of 1994 was 3.65 percent. The decline in net interest margin from the first quarter of 1994 reflects the liability sensitive nature of the Corporation's balance sheet and the rising interest rate environment over this period, resulting in interest-bearing liabilities repricing faster than interest-earning assets. The Corporation utilizes short-term borrowings as a source of funding for a portion of its interest-earning assets, including federal funds purchased and securities sold under agreements to repurchase. The average interest rate paid on securities sold under agreements to repurchase increased from 3.20 percent for the first quarter of 1994 to
5.83 percent for the first quarter of 1995, or an increase of 263 basis points. Similarly, the average interest rate paid on federal funds purchased increased from 3.29 percent to 5.97 percent, or 268 basis points, over the same period. In recent quarters, the Corporation has extended certain funding maturities while shortening asset maturities to decrease balance sheet liability sensitivity. These risk reduction activities have also contributed to the decline in net interest margin. If interest rates continue to increase, the resultant contraction of the spread between the Corporation's interest-earning assets and liabilities would continue to reduce net interest margin. A discussion of interest rate risk appears on page 11. An analysis of net interest margin is presented in Table 3.

TABLE 3 - ANALYSIS OF NET INTEREST MARGIN

                                                                         Quarter ended
                                                   Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                       1995        1994         1994         1994         1994
Net interest income (tax-equivalent basis)     $    273.2  $     265.9  $     268.9  $     268.7  $     275.4

Average interest-earning assets supported by:
  Interest-bearing liabilities                 $   26,539  $    24,639  $    24,034  $    24,174  $    23,831
  Noninterest-bearing liabilities                   4,362        4,440        4,361        4,408        4,455
Total average interest-earning assets          $   30,901  $    29,079  $    28,395  $    28,582  $    28,286

Average yields and average rates
 (tax-equivalent basis):
  Interest-earning assets yield                      7.63 %       7.18 %       6.91 %       6.65 %       6.51 %
  Rate paid on interest-bearing liabilities          4.75         4.17         3.70         3.42         3.09
Interest rate spread                                 2.88 %       3.01 %       3.21 %       3.23 %       3.42 %
Net interest margin                                  3.55 %       3.65 %       3.78 %       3.76 %       3.91 %

Provision for Credit Losses

There was no provision for credit losses in the first quarter of 1995. The provision for credit losses was $3.0 million in the first quarter of 1994, which reflects the provisions made by acquired institutions. With continuing increases in reserve coverage of nonaccruing loans and improving credit quality in the loan portfolio, the Corporation does not currently anticipate that provisions for credit losses will be necessary in the first half and possibly all of 1995. Future levels of the reserve for credit losses and provisions for credit losses may be affected by changes in economic conditions and loan quality.

TABLE 4 - NONINTEREST INCOME

                                                                         Quarter ended
                                                    Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                        1995        1994         1994         1994         1994
Customer service fees:
  Deposit transaction and other services       $     25.2  $      25.1  $      25.6  $      24.2  $      22.8
  Cash management services                           16.0         15.2         15.2         16.4         17.8
  Credit and trade related services                   7.0          5.9          5.5          5.2          5.0
  Investment services and commissions                 3.4          3.6          2.4          3.0          2.9
    Total                                            51.6         49.8         48.7         48.8         48.5
Trust and agency fees:
  Personal                                           18.4         17.3         17.9         19.2         18.7
  Institutional                                       4.5          4.3          4.9          4.7          4.8
  Corporate                                           5.7          6.9          3.6          2.9          3.6
  Not-for-profit                                      2.2          2.0          2.1          2.3          2.3
    Total                                            30.8         30.5         28.5         29.1         29.4
Other income:
  Loan servicing                                      4.3         12.6          4.6         10.5          4.5
  Trading account profits                             1.3          1.0          1.0          1.3          1.2
  Foreign exchange trading                           (1.2)         2.8                      (1.1)        (0.7)
  Residential mortgage sales                         (0.1)        (0.1)         0.9          0.1          1.0
  Other                                               8.7          7.6          7.2          5.2          5.6
    Total                                            13.0         23.9         13.7         16.0         11.6
      Subtotal                                       95.4        104.2         90.9         93.9         89.5
Securities gains (losses), net                       (0.1)                      0.8                      (0.8)
  Total noninterest income                     $     95.3  $     104.2  $      91.7  $      93.9  $      88.7

Noninterest income, excluding securities gains and losses, was $95.4 million for the first quarter of 1995, an increase of $5.9 million, or 7 percent, from $89.5 million for the first quarter of 1994, reflecting increases in customer service and other fees as a result of the acquisition of Shawmut Capital Corporation during the first quarter of 1995 and other financial institutions purchased during 1994.

Customer service fees increased $3.1 million to $51.6 million for the first quarter of 1995 from $48.5 million for the comparable prior year period. Credit and trade related fees increased $2.0 million given higher levels of customer credit facilities and the two month impact of Shawmut Capital Corporation. Deposit transaction and other services increased $2.4 million due to price increases on consumer transaction fees in 1994, increased usage of the Corporation's Convenience Plus Card and the impact of fee standardization at acquired institutions. Offsetting these increases was a decrease in cash management fees of $1.8 million which reflects higher earnings credit rates for customer deposit balances maintained in lieu of direct payments.

Trust and agency fees increased $1.4 million to $30.8 million for the first quarter of 1995 from $29.4 million for the prior year quarter. The improvement in the 1995 period resulted from the acquisition of the processing services division of Poorman-Douglas (bankruptcy claims processing) in the fourth quarter of 1994. Trust and other assets under management totaled $15.1 billion at March 31, 1995, compared with $15.3 billion at March 31, 1994.

Other income increased $1.4 million to $13.0 million for the first quarter of 1995 from $11.6 million for the first quarter of 1994 as other income attributed to the Shawmut Capital Corporation acquisition for the 1995 period was $2.3 million. This was offset by declines in gains on residential mortgage loans sales of $1.1 million, reflecting a lower level of secondary market activity as rising interest rates over this period continued to slow mortgage originations.

TABLE 5 - NONINTEREST EXPENSES

                                                                         Quarter ended
                                                   Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                       1995        1994         1994         1994         1994
Compensation                                   $    100.1  $      91.9  $      97.9  $     100.0  $     102.2
Benefits                                             19.6         19.0         20.9         22.6         23.6
Occupancy                                            23.8         24.2         23.8         25.0         26.3
Equipment                                            14.8         14.5         14.2         13.1         13.4
FDIC insurance premiums                              11.0         10.5         10.3         11.1         11.8
Communications                                       11.4         12.2         10.3         10.1         10.4
Advertising                                           6.0          4.3          4.5          6.6          4.5
Goodwill amortization                                 4.0          2.6          2.0          1.8          1.7
Foreclosed properties expense                         1.6          1.0          0.5          2.5          3.7
Other                                                36.4         43.8         41.4         44.3         42.2
  Total                                             228.7        224.0        225.8        237.1        239.8
Merger related charges                               36.9                                  100.9
Restructuring related charges                                                               39.8
Foreclosed properties provision                                    0.5          0.6          0.9          2.0
  Total noninterest expenses                   $    265.6  $     224.5  $     226.4  $     378.7  $     241.8

Efficiency ratio                                     62.0 %       60.5 %       62.8 %       65.4 %       65.7 %
Full-time equivalent employees                      9,536        9,565        9,970       10,495       11,002

Noninterest expenses, excluding foreclosed properties provision and merger related charges, were $228.7 million for the first quarter of 1995, a decrease of $11.1 million, or 5 percent, from $239.8 million for the first quarter of 1994. First quarter 1995 noninterest expenses include $9.0 million attributed to Shawmut Capital Corporation since the acquisition date. Excluding the effects of Shawmut
Capital Corporation and other purchased financial institutions, the decline in noninterest expenses of $28.5 million, or 12 percent, reflects the Corporation's continuing cost management initiatives which included workforce reductions, branch consolidations and other expense control actions as well as acquisition consolidations that occurred during the second half of 1994.

Compensation and benefits expense decreased $6.1 million, or 5 percent, to $119.7 million for the first quarter of 1995 from $125.8 million for the comparable prior year period. First quarter 1995 amounts include $5.9 million attributed to Shawmut Capital Corporation since the acquisition date and approximately $2.9 million of stock incentive plan adjustments which reflect the increase in the Corporation's common stock price during the quarter that was influenced by the announcement of the agreement to merge with Fleet. Excluding these two items, compensation and benefits expense decreased $14.9 million, or 12 percent, attributable to reductions in personnel from the cost management initiatives and acquisition consolidations discussed above. Full-time equivalent employees totaled 9,536 at March 31, 1995, compared with 11,002 at March 31, 1994.

Advertising expense was $6.0 million for the first quarter of 1995, up $1.5 million from $4.5 million for the prior year period as the Corporation has increased marketing activities and related initiatives for financial services products in its marketplace. Goodwill amortization increased $2.3 million for the first quarter of 1995 from $1.7 million for the first quarter of 1994, reflecting goodwill associated with the acquisition of Shawmut Capital Corporation as well as other financial institutions purchased in the latter part of 1994.

Foreclosed properties expense declined $2.1 million, or 57 percent, to $1.6 million for the first quarter of 1995 from $3.7 million in the comparable prior year quarter. There was no provision for foreclosed properties for the first quarter of 1995, compared with $2.0 million for the first quarter of 1994. The decline in foreclosed properties expense and provision reflects the continued decline in the level of foreclosed properties at March 31, 1995 from the comparable prior year period.

Merger related charges of $36.9 million relate to the settlement of certain of the Corporation's employee retirement benefits as a result of the execution of the agreement to merge with Fleet. Merger related charges of $100.9 million recorded during the second quarter of 1994 reflect the costs to integrate three banking organizations which were acquired and accounted for as poolings of interests. The merger related charges included severance and benefits costs for workforce reductions, closure of duplicative branches and facilities, cancellation of vendor contracts, financial and advisory fees and losses for disposition of loans and securities.

Restructuring related charges of $39.8 million, also recorded in the second quarter of 1994, reflect the expansion of the Corporation's cost management program and other cost initiatives. Restructuring related charges included severance and benefit related costs for workforce reductions, branch and operational facilities consolidation and other costs.

Merger and restructuring related charges recorded during the second quarter of 1994 are more fully discussed in the Corporation's Annual Report on Form 10-K. Accrued merger and restructuring expenses totaled $9.6 million and $9.2 million, respectively, at March 31, 1995.

Income Taxes

The provision for income taxes for the first quarter of 1995 was $37.4 million, representing an effective income tax rate of 37.4 percent. The provision for income taxes for the first quarter of 1994, prior to a reduction of the deferred tax asset valuation allowance of $1.5 million, was $40.6 million, or an effective income tax rate of 34.9 percent. The increase in the effective income tax rate for the 1995 period was due to a decline in the level of nontaxable income and an increase in state income taxes.

The Corporation's net deferred federal tax asset at March 31, 1995 was $153.3 million, compared with $165.0 million at December 31, 1994. Taxable income necessary to be generated in future periods to realize this net deferred federal tax asset at March 31, 1995 would be approximately $410 million. Deferred state taxes, net of related federal tax, totaled $92.0 million at March 31, 1995 and were reduced in their entirety by a valuation allowance of the same amount.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets at March 31, 1995 were $34.2 billion, up $1.8 billion, or 6 percent, from $32.4 billion at December 31, 1994.

Total loans were $21.1 billion at March 31, 1995, an increase of $2.6 billion, or 14 percent, from $18.5 billion at December 31, 1994. The increase in loans from year-end 1994 was primarily due to the acquisition of Shawmut Capital Corporation, which contributed $2.4 billion in loans outstanding at January 31, 1995, approximately ninety percent of which were to borrowers located outside of New England. Commercial and industrial loans increased from $7.0 billion at year-end to $9.6 billion at March 31, 1995, due to the acquisition of Shawmut Capital Corporation and modest growth in core lending sectors such as financial institutions and national banking. Consumer lending, which includes residential mortgage, home equity and installment loans, decreased $44.0 million, or less than 1 percent, from year-end to $8.6 billion. Owner-occupied real estate loans increased from $1.4 billion at year-end to $1.6 billion at March 31, 1995, an increase of $152.5 million, primarily due to loans added as part of the Shawmut Capital Corporation acquisition. Investor/developer real estate loans declined by $98.6 million from year-end, reflecting a selective reduction in certain segments of this portfolio.

The Corporation has a diversified loan portfolio with the commercial and industrial portfolio representing 46 percent of total loans at March 31, 1995. Consumer loans represented 41 percent of total loans at that date. Owner-occupied commercial real estate and investor/developer real estate loans were 7 percent and 6 percent, respectively. An analysis of the Corporation's loan portfolio is presented in Table 10 and by type in Tables 13 through 16. A discussion of the credit quality of the Corporation's loan portfolio begins on page 15.

Total securities decreased $119.0 million, or 1 percent, to $9.9 billion at March 31, 1995 from $10.0 billion at December 31, 1994. Securities classified as held to maturity and reported at amortized cost decreased $202.0 million to $7.8 billion at March 31, 1995 from $8.0 billion at December 31, 1994. Securities classified as available for sale totaled $2.1 billion at March 31, 1995, compared with $2.0 billion at December 31, 1994. The Corporation uses a duration concept to quantify the exposure within its securities portfolio to changes in the level of interest rate risk. Duration is generally quoted in years and represents the price risk of an equivalent maturity zero coupon bond. The higher the duration value, the greater the interest rate risk. The hedge-adjusted duration of the Corporation's available for sale and held to maturity securities portfolio was 2.12 years and 2.27 years, respectively, at March 31, 1995 compared with 1.36 years and
2.37 years, respectively, at December 31, 1994. The increase in duration of the available for sale securities portfolio from year-end 1994 was primarily due to first quarter 1995 settlements of interest rate futures contracts used to manage interest rate exposure. Additional information regarding the Corporation's securities portfolio is presented in Note 3 of Notes to Consolidated Financial Statements on page 27.

Total deposits at March 31, 1995 were $20.6 billion, down $144.7 million, or less than 1 percent, from $20.7 billion at year-end 1994. Demand deposits decreased by $1.2 billion, or 23 percent, to $4.0 billion at March 31, 1995 from year-end 1994. Demand deposits at December 31, 1994 reflected seasonally higher transaction related balances of corporate and financial institution customers. Core deposits, which do not include large denomination certificates of deposit, brokered retail deposits or foreign time deposits, were $16.9 billion at March 31, 1995, compared with $18.3 billion at December 31, 1994. Domestic time deposits were $7.1 billion at March 31, 1995, up $1.0 billion, or 16 percent, from year-end 1994, reflecting the continued use of brokered retail deposits to reduce the Corporation's reliance on short-term funding sources and, to a lesser extent, a shifting of balances from savings and money market accounts. Foreign time deposits were $1.5 billion at March 31, 1995, up $576.3 million, or 66 percent, from year-end 1994, and were used to fund a portion of the Shawmut Capital Corporation acquisition.

Other borrowings, primarily securities sold under agreements to repurchase and federal funds purchased, increased $1.3 billion to $8.4 billion at March 31, 1995 from $7.1 billion at December 31, 1994. The increase in other borrowings was primarily due to funding for the acquisition of Shawmut Capital Corporation. In addition to other borrowings, the Corporation's Shawmut Bank Connecticut subsidiary completed an offering of $250 million of subordinated bank notes on February 14, 1995 to partially fund the Shawmut Capital Corporation acquisition. As a result of this offering and notes issued under an existing bank note program, notes and debentures increased from $2.0 billion at year-end 1994 to $2.4 billion at March 31, 1995. On April 27, 1995, the Corporation's principal subsidiary banks established a $3.0 billion bank note program which will provide for future bank note issuances.

TABLE 6 - INTEREST RATE SENSITIVITY GAP ANALYSIS

The table below depicts the Corporation's interest rate sensitivity as of March 31, 1995. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps, caps and floors and futures contracts.

                                                   Repricing Periods
                                         Two-      Four-       Seven-        Ten-         Over
                               One      three       six         nine        twelve         one
(in millions)                 month     months     months      months       months        year         Total
Short-term investments
  and other interest-
  earning assets          $     387  $     22                                                     $       409
Securities                      340       341  $      377  $       825  $       331  $     7,659        9,873
Loans                         7,639     4,433       1,263          945          810        6,045       21,135
  Total interest-
    earning assets            8,366     4,796       1,640        1,770        1,141       13,704       31,417

Interest-bearing
  deposits                    2,745     1,996       2,157        1,499        1,349        6,867       16,613
Other borrowings              7,021       674         530           50           10           85        8,370
Notes and debentures          1,028       356                                    55          958        2,397
Noninterest-bearing
  sources of funds                        514                                              3,523        4,037
  Total                      10,794     3,540       2,687        1,549        1,414       11,433       31,417

Off-balance sheet
  financial instruments         318     1,796        (945)         (85)        (122)        (962)

Interest rate
  sensitivity gap         $  (2,110) $  3,052  $   (1,992) $       136  $      (395) $     1,309

Cumulative gap            $  (2,110) $    942  $   (1,050) $      (914) $    (1,309) $         0

Interest rate sensitivity
  gap as a percent of
  interest-earning assets      (6.7)%     9.7 %      (6.3)%        0.4 %       (1.3)%

Cumulative gap as
  a percent of
  interest-earning assets      (6.7)%     3.0 %      (3.3)%       (2.9)%       (4.2)%

Interest Rate Risk

As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive in the amount of $1.3 billion at March 31, 1995. A liability sensitive interest rate gap would tend to reduce earnings over a period of rising interest rates, while declining rates would enhance earnings. The effects of interest rate caps and corridors are included in the interest sensitivity table to the extent that these instruments have become operative. However, certain interest rate agreements have not been included in the interest rate sensitivity table as the level of interest rate indices at which these agreements become operative has not been reached. Based on an analysis of a 100 basis point increase in interest rates, the twelve-month cumulative liability sensitive gap at March 31, 1995 would increase from $1.3 billion to $1.6 billion when giving effect to these interest rate agreements. The Corporation also utilizes modeling and other analytical techniques to measure the effect on net interest income under different interest rate scenarios. Given an immediate 100 basis point increase in interest rates, the effect on net interest income would be a reduction of approximately $8.5 million when compared with the amount of net interest income assumed to be earned absent such an interest rate increase for the twelve-month period following March 31, 1995.

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

At March 31, 1995, the Corporation had approximately $3.6 billion in notional amounts of interest rate swap agreements outstanding utilized for the management of interest rate risk, a decrease of $75 million from $3.7 billion at December 31, 1994. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments based upon a notional principal amount and maturity date. Interest rate swap agreements are used to synthetically alter the maturity and repricing characteristics of assets and liabilities.

In addition to interest rate swap agreements, the Corporation utilizes interest rate cap and floor agreements to manage interest rate risk.
At March 31, 1995, the Corporation had approximately $1.0 billion in notional amounts of purchased interest rate cap agreements outstanding. In addition, approximately $1.0 billion in notional amounts of interest rate cap agreements which consist of a simultaneous purchase and sale of a cap, the combination of which are known as interest rate corridors, were outstanding at March 31, 1995. Interest rate corridors are utilized to protect the Corporation from a contraction in the interest rate spread due to a moderate rise in interest rates.

Exchange-traded futures contracts are also used by the Corporation to manage interest rate exposure. The notional amounts of futures contracts sold at March 31, 1995 were approximately $1.9 billion, a decrease of $4.1 billion from $6.0 billion at December 31, 1994, due to contract settlements during the first quarter of 1995. At March 31, 1995, the Corporation had entered into U.S. Treasury rate futures contracts with approximately $246 million in notional amounts to manage the risk associated with the available for sale securities portfolio. The unrealized loss of approximately $1.0 million at March 31, 1995 relating to these contracts has been recorded as part of the fair value of these securities. The remaining $1.6 billion in notional amounts of futures contracts are used to manage interest rate risk on the Corporation's funding sources. The unrealized gain related to these Eurodollar futures contracts at March 31, 1995, which has been deferred, was approximately $6.0 million. Maturities of the notional amounts of futures contracts sold are as follows: $.9 billion in 1995; $.6 billion in 1996; and $.1 billion in 1997.

Activity for interest rate agreements utilized for the management of interest rate risk for the first three months 1995 follows:

                                                                                   Swaps
                                                            Plain        Plain      Amortizing
                                                            fixed        fixed        fixed
Notional amounts (in millions)                              pay         receive     receive        Basis
Balance, December 31, 1994                                $ 1,659        $  60       $ 1,349       $  605
Maturities                                                     38                         37
Balance, March 31, 1995                                   $ 1,621        $  60       $ 1,312       $  605
Weighted average receive rate at period end                  6.31%        8.97%         4.59%        6.32%
Weighted average pay rate at period end                      6.01%        6.34%         6.35%        6.38%
Average final maturity at period end                         3.1 years    .25 years     1.97 years   .41 years

                                                                                  Other
                                                                                                     Futures
                                                                                                    contracts
Notional amounts (in millions)                                 Caps       Corridors     Collars       sold
Balance, December 31, 1994                                 $     1,775   $     1,031  $       500  $     6,005
Additions                                                                                                2,271
Maturities                                                         800                        500
Settlements                                                                                              6,392
Balance, March 31, 1995                                    $       975   $     1,031  $        --  $     1,884
Average final maturity at period end                        1.40 years    1.23 years                1.33 years


The fair value of interest rate instruments at March 31, 1995, which exclude exchange-traded futures contracts, was approximately $10.7 million, and represents the estimated amount that the Corporation would pay if the agreements were terminated at that date. The unamortized premium recorded in the Corporation's balance sheet related to interest rate risk management agreements was $29.1 million at March 31, 1995.

Liquidity

Liquidity is the ability to meet cash needs arising from fluctuations in loans, securities, deposits and other borrowings. The Corporation manages liquidity on three levels: at a consolidated level; at the subsidiary banks level; and at the parent company (Shawmut National
Corporation) level.

The Corporation primarily manages its liquidity using an uncollateralized purchased funds concept, consistent with the condition of the Corporation's earnings, capital, asset quality and economic environment. Uncollateralized purchased funds ("UPFs") consist of federal funds purchased, large denomination certificates of deposit, Eurodollar deposits and private placement notes. When measuring liquidity, UPFs are offset by available short-term investments including federal funds sold, bid-based money market loans, reverse repurchase agreements and unused repurchase agreement collateral (U.S.
Government and agency securities and highly liquid marketable securities). At March 31, 1995, UPFs were $4.1 billion. This was offset by $3.6 billion in short-term investments and unused repurchase agreement collateral, leaving the Corporation with an excess of UPFs over short-term investments and unused repurchase agreement collateral of $.5 billion. Short-term investments and unused repurchase agreement collateral exceeded the volume of UPFs by $1.5 billion at December 31, 1994. During the first quarter of 1994, the Corporation, through its principal subsidiary banks, expanded its available funding alternatives by establishing a $2.0 billion bank note program which provided access to other diversified funding sources. Bank note issuances totaled $1.4 billion at March 31, 1995. On April 27, 1995, the banks established a
$3.0 billion bank note program which will provide for future bank note issuances.

The Corporation manages the parent company's liquidity by measuring the difference between the volume of short-term investments and short-term funding sources and ongoing obligations, including debt maturities, interest payments and dividends. The parent company had short-term borrowings of $226.4 million and notes and debentures of $749.3 million at March 31, 1995. The parent company had cash and cash equivalents at March 31, 1995 of $352.3 million and securities with a fair value of $264.8 million. There are no scheduled maturities on notes and debentures in 1995. Scheduled maturities are $150 million in both 1996 and 1997.


Capital

The Corporation's total shareholders' equity at March 31, 1995 was $2.4 billion, or 6.98 percent of total assets, compared with $2.2 billion, or 6.78 percent of total assets, at December 31, 1994, an increase of $187.9 million. In connection with the acquisition of Shawmut Capital
Corporation, on January 26, 1995, the Corporation completed a $125 million offering of 500,000 shares of 9.35% cumulative preferred stock with a stated value of $250 per share, represented by depositary shares. The increase in shareholders' equity for the first three months of 1995 also reflects a $16.9 million decline in the net after-tax unrealized loss on the Corporation's $2.1 billion available for sale securities portfolio. Volatility in shareholders' equity may occur in future periods as the fair value of the Corporation's available for sale securities portfolio changes with market conditions.

The Corporation's Risk-based capital and Leverage ratios were as follows:

                                                  Mar 31      Dec 31        Sep 30       Jun 30       Mar 31
(in millions)                                      1995        1994          1994         1994         1994
Shareholders' equity                           $  2,385.1  $   2,197.2  $   2,129.3  $   2,068.3  $   2,130.0
Tier 1 capital                                    2,061.4      2,091.0      2,017.3      1,979.1      2,043.3
Total capital                                     3,142.7      2,919.3      2,857.7      2,813.6      2,903.8
Risk-weighted assets                             27,960.1     25,284.4     23,824.6     23,303.3     22,956.4
Ratios:
  Shareholders' equity to assets                     6.98 %       6.78 %       6.79 %       6.74 %       6.82 %
  Risk-based capital
    Tier 1 capital                                   7.37         8.27         8.47         8.49         8.90
    Total capital                                   11.24        11.55        11.99        12.07        12.65
  Leverage                                           6.21         6.62         6.54         6.38         6.66

The Corporation's Risk-based Tier 1 and Total capital ratios were 7.37 percent and 11.24 percent at March 31, 1995, respectively, compared with 8.27 percent and 11.55 percent at December 31, 1994, respectively.
The Leverage ratio, a measure of Tier 1 capital to quarterly average assets, was 6.21 percent at March 31, 1995, compared with 6.62 percent at December 31, 1994. The decline in the Risk-based capital and Leverage ratios during the first quarter of 1995 was due to the increase in risk-weighted and other assets as a result of the acquisition of Shawmut Capital Corporation. Tier 1 capital reflects the issuance of the preferred stock offering while Total capital includes the issuance of Shawmut Bank Connecticut subordinated bank notes. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation exceeded the requirements for a well-capitalized financial institution at March 31, 1995.


The Corporation's principal subsidiary banks' (Shawmut Bank Connecticut and Shawmut Bank Massachusetts) Risk-based capital and Leverage ratios were as follows:

                                                  Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                      1995        1994         1994         1994         1994

SHAWMUT BANK CONNECTICUT
Shareholder's equity                           $  1,428.4  $   1,236.4  $   1,201.3  $   1,203.2  $   1,233.0
Tier 1 capital                                    1,183.5      1,202.9      1,166.0      1,161.6      1,190.1
Total capital                                     1,627.7      1,371.2      1,323.6      1,315.8      1,339.7
Risk-weighted assets                             15,417.2     13,353.3     12,468.1     12,183.2     11,769.3
Ratios:
  Shareholder's equity to assets                     7.65 %       7.22 %       7.60 %       7.64 %       7.82 %
  Risk-based capital
    Tier 1 capital                                   7.68         9.01         9.35         9.53        10.11
    Total capital                                   10.56        10.27        10.62        10.80        11.38
  Leverage                                           6.62         7.51         7.43         7.55         7.81

SHAWMUT BANK MASSACHUSETTS

Shareholder's equity                           $  1,147.5  $   1,156.9  $   1,151.2  $   1,051.1  $   1,072.8
Tier 1 capital                                    1,099.6      1,113.1      1,099.4      1,026.0      1,048.8
Total capital                                     1,258.5      1,273.4      1,255.6      1,176.2      1,199.5
Risk-weighted assets                             11,669.1     11,165.2     10,810.3     10,322.5     10,357.6
Ratios:
  Shareholder's equity to assets                     7.88 %       8.02 %       8.09 %       7.76 %       7.58 %
  Risk-based capital
    Tier 1 capital                                   9.42         9.97        10.17         9.94        10.13
    Total capital                                   10.78        11.40        11.61        11.39        11.58
  Leverage                                           7.78         7.93         8.17         7.45         7.55


The Corporation's principal subsidiary banks' Risk-based capital and Leverage ratios exceeded the requirements for a well-capitalized financial institution at March 31, 1995.

CREDIT QUALITY

TABLE 7 - RESERVE FOR CREDIT LOSSES

                                                                         Quarter ended
                                                   Mar 31       Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                       1995         1994         1994         1994         1994
Reserve for credit losses at beginning
  of period                                    $    542.1  $     567.8  $     589.8  $     638.5  $     669.2
Provision charged to operations                                                                           3.0
Addition for loans purchased                         41.7                       4.3
Loans charged off
  Gross                                             (33.4)       (43.7)       (40.7)       (60.5)       (45.7)
  Recoveries                                          8.8         18.0         14.4         11.8         12.0
  Net                                               (24.6)       (25.7)       (26.3)       (48.7)       (33.7)
Reserve for credit losses at end of period     $    559.2  $     542.1  $     567.8  $     589.8  $     638.5

Net charge-offs (annualized)
  to average loans                                   0.49 %       0.57 %       0.60 %       1.10 %       0.78 %
Reserve for credit losses to
  net charge-offs (annualized)                       5.67 x       5.28 x       5.40 x       3.03 x       4.75 x
Reserve for credit losses to loans                   2.65 %       2.93 %       3.20 %       3.40 %       3.64 %

The reserve for credit losses was $559.2 million at March 31, 1995, compared with $542.1 million at December 31, 1994. The increase of $17.1 million reflects the addition of $41.7 million of reserves purchased as part of the Shawmut Capital Corporation acquisition after net loan charge-offs of $24.6 million for the quarter. The ratio of the reserve for credit losses to loans was 2.65 percent at March 31, 1995, compared with 2.93 percent at December 31, 1994. An analysis of the Corporation's credit loss experience is presented in Table 17. Net charge-offs were $24.6 million for the first quarter of 1995, equal to an annualized rate of .49 percent of average loans, compared with $33.7 million and .78 percent for the same period a year ago. A discussion of the provision for credit losses is presented on page 6.

The Corporation adopted, on a prospective basis, Statement of Financial Accounting Standards ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the fair value of collateral for collateral dependent loans, when assessing the need for an impairment reserve. The Corporation had previously considered the methods prescribed by FAS 114, as well as other matters, when assessing the adequacy of the reserve for credit losses. As a result, there was no effect on the Corporation's results of operations from the adoption of the accounting standard. A further discussion of the adoption of FAS 114 is included in Note 4 of Notes to Consolidated Financial Statements on page 28.

TABLE 8 - NONACCRUING LOANS, RESTRUCTURED LOANS AND ACCRUING LOANS
          PAST DUE 90 DAYS OR MORE

                                                   Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                       1995        1994         1994         1994         1994
Nonaccruing loans
 Commercial / real estate loans:
  Current                                      $     51.2  $      51.5  $      46.0  $      50.8  $      53.1
  From 30 to 89 days past due                        19.1         13.0         16.7         14.2         21.9
  90 or more days past due                          105.9        112.0        146.4        154.6        178.3
    Total                                           176.2        176.5        209.1        219.6        253.3
 Consumer loans:
  Current                                             3.6          5.9          5.6          9.2          9.8
  From 30 to 89 days past due                         2.7          2.1          4.2          3.9          5.4
  90 or more days past due                           45.9         39.5         47.0         52.5         60.1
    Total                                            52.2         47.5         56.8         65.6         75.3
    Total nonaccruing loans                    $    228.4  $     224.0  $     265.9  $     285.2  $     328.6

Restructured loans                             $     29.8  $      41.8  $      31.1  $      63.8  $      63.6
Accruing loans past due 90 days or more        $     55.6  $      43.3  $      53.1  $      47.8  $      46.4

Nonaccruing loans to loans                           1.08 %       1.21 %       1.50 %       1.65 %       1.87 %
Reserve for credit losses to
  nonaccruing loans                                245.00       242.00       214.00       207.00       194.00

Nonaccruing loans were $228.4 million at March 31, 1995, compared with $224.0 million at December 31, 1994. Approximately 24 percent of nonaccruing loans were less than 30 days past due at March 31, 1995, compared with approximately 26 percent at December 31, 1994. Nonaccruing loans increased by $14.1 million at March 31, 1995 as a result of the acquisition of Shawmut Capital Corporation. During the first quarter of 1995, $15.6 million of nonaccruing loans were identified as assets for accelerated disposition, which included $13.0 million related to Shawmut Capital Corporation, and have been reported at the lower of cost or fair market value as other assets. The ratio of nonaccruing loans to loans improved to 1.08 percent at March 31, 1995 from 1.21 percent at December 31, 1994. The ratio of the reserve for credit losses to nonaccruing loans was 245 percent at March 31, 1995, compared with 242 percent at December 31, 1994. Nonaccruing loans by loan type are presented in Table 11. Changes in nonaccruing loans are presented in Table 12.

Restructured loans, which are loans with original terms that have been modified as a result of a change in the borrower's financial condition, totaled $29.8 million at March 31, 1995, compared with $41.8 million at the end of 1994. Restructured loans included real estate investor/developer loans and owner-occupied commercial real estate loans of $22.9 million and $4.0 million, respectively, at March 31, 1995.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $55.6 million at March 31, 1995, compared with $43.3 million at December 31, 1994. These loans represented less than .3 percent of loans outstanding at March 31, 1995. Consumer loans represented 50 percent and 49 percent of accruing loans past due 90 days or more at March 31, 1995 and December 31, 1994, respectively.

TABLE 9 - NONACCRUING LOANS PLUS FORECLOSED PROPERTIES

                                                   Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                       1995        1994         1994         1994         1994
Nonaccruing loans                              $    228.4  $     224.0  $     265.9  $     285.2  $     328.6
Foreclosed properties                                11.9         18.8         32.1         42.5         51.5
    Total                                      $    240.3  $     242.8  $     298.0  $     327.7  $     380.1

Nonaccruing loans plus foreclosed properties
  to loans plus foreclosed properties                1.14 %       1.31 %       1.68 %       1.89 %       2.16 %

Foreclosed properties decreased $6.9 million, or 37 percent, to $11.9 million at March 31, 1995 from $18.8 million at December 31, 1994.

Nonaccruing loans plus foreclosed properties totaled $240.3 million at March 31, 1995, a decline of $2.5 million, or 1 percent, from $242.8 million at December 31, 1994. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties was 1.14 percent at March 31, 1995, down from 1.31 percent at December 31, 1994.

PORTFOLIO STATISTICS

The following tables set forth loan statistical information:

TABLE 10 - LOAN PORTFOLIO

                                                   Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                       1995        1994         1994         1994         1994
Commercial and industrial                      $  9,644.2  $   7,006.4  $   6,201.3  $   5,992.7  $   6,188.7
Owner-occupied commercial real estate             1,564.5      1,412.0      1,423.4      1,407.1      1,421.8
Real estate investor/developer
  Commercial mortgage                             1,231.6      1,309.2      1,401.3      1,461.0      1,518.7
  Construction and other                            136.4        157.4        150.5        150.9        152.1
    Total investor/developer                      1,368.0      1,466.6      1,551.8      1,611.9      1,670.8
Consumer
  Residential mortgage                            5,541.2      5,592.1      5,608.1      5,474.0      5,570.3
  Home equity                                     1,582.9      1,625.7      1,628.8      1,609.9      1,580.1
  Installment and other                           1,434.0      1,384.3      1,322.5      1,233.5      1,127.5
    Total consumer                                8,558.1      8,602.1      8,559.4      8,317.4      8,277.9
    Total                                        21,134.8     18,487.1     17,735.9     17,329.1     17,559.2
Reserve for credit losses                          (559.2)      (542.1)      (567.8)      (589.8)      (638.5)
    Total                                      $ 20,575.6  $  17,945.0  $  17,168.1  $  16,739.3  $  16,920.7

TABLE 11 - NONACCRUING LOANS BY LOAN TYPE

                                                   Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                       1995        1994         1994         1994         1994
Commercial and industrial                      $     55.0  $      36.0  $      59.3  $      60.6  $      63.6
Owner-occupied commercial real estate                52.0         57.6         59.8         67.5         72.8
Real estate investor/developer
  Commercial mortgage                                64.5         66.9         65.9         70.6         92.0
  Construction and other                              4.7         16.0         24.1         20.9         24.9
    Total investor/developer                         69.2         82.9         90.0         91.5        116.9
Consumer
  Residential mortgage                               42.6         38.4         46.2         48.8         61.2
  Home equity                                         7.2          6.5          7.0          8.2          9.2
  Installment and other                               2.4          2.6          3.6          8.6          4.9
    Total consumer                                   52.2         47.5         56.8         65.6         75.3
    Total                                      $    228.4  $     224.0  $     265.9  $     285.2  $     328.6

TABLE 12 - CHANGES IN NONACCRUING LOANS

The changes in the Corporation's nonaccruing loans are summarized below:

                                                                         Quarter ended
                                                   Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                       1995        1994         1994         1994         1994
Balance at beginning of period                 $    224.0  $     265.9  $     285.2  $     328.6  $     372.9
New nonaccruing loans                                66.1         49.5         64.5         65.4         49.7
Additions for loans purchased                        14.1
Decreases in nonaccruing loans
  Payments                                           34.7         40.5         35.9         35.4         32.2
  Charge-offs                                        27.4         34.8         31.0         52.5         45.7
  Transfers to foreclosed properties                  5.8          4.4          7.5          1.4          6.2
  Returns to accruing loans                           4.9         11.6          6.5         12.3          9.9
  Sales                                               1.7                       0.4          5.8
  Transfers to restructured loans                     1.3          0.1          2.5          1.4
    Total                                            75.8         91.4         83.8        108.8         94.0
Balance at end of period                       $    228.4  $     224.0  $     265.9  $     285.2  $     328.6

TABLE 13 - COMMERCIAL AND INDUSTRIAL LOANS - BY INDUSTRY SECTOR

                                                                                       March 31, 1995
                                                                            Loans                     Net charge-offs
(in millions)                                                            outstanding    Nonaccruing     (recoveries)
Manufacturing                                                           $   2,712.0   $      10.2    $      (0.4)
Communications                                                              1,590.6           3.5            0.2
Wholesale                                                                   1,528.1          18.0           (0.2)
Finance, insurance and
  real estate                                                               1,469.5           9.4           (0.1)
Services                                                                    1,091.1           7.7           (0.1)
Retail                                                                        677.2           3.9            0.1
Other                                                                         575.7           2.3            0.2
  Total                                                                 $   9,644.2   $      55.0    $      (0.3)

TABLE 14 - OWNER-OCCUPIED COMMERCIAL REAL ESTATE LOANS - BY INDUSTRY
SECTOR

                                                                                        March 31, 1995
                                                                             Loans                          Net
(in millions)                                                             outstanding    Nonaccruing    charge-offs
Services                                                                $     434.0    $       7.7    $       0.2
Manufacturing                                                                 281.3            7.7            0.7
Finance, insurance and
  real estate                                                                 272.0           11.0            1.1
Retail                                                                        209.1           10.5            1.6
Wholesale                                                                     151.6            5.5            0.2
Communications                                                                 53.8            1.4            0.4
Other                                                                         162.7            8.2            0.4
  Total                                                                 $   1,564.5    $      52.0    $       4.6

TABLE 15 - REAL ESTATE INVESTOR/DEVELOPER LOANS - BY PROJECT

                                                                                        March 31, 1995
                                                                              Loans                          Net
(in millions)                                                              outstanding    Nonaccruing    charge-offs
Retail                                                                  $     286.2    $       9.9    $       2.0
Apartment/rental                                                              277.1            8.1            2.7
Offices                                                                       241.0           11.0            3.4
Mixed use                                                                     193.5           13.3            2.3
Industrial                                                                    121.8            5.4            2.6
Special purposes                                                               58.2            6.9            0.1
Residential developers
  Condominium                                                                  36.4            0.5            0.1
  Single family                                                                34.1            4.1            0.3
Research and development space                                                 35.0            0.1
Hotels, resorts, inns                                                          31.3            0.2            0.3
Land                                                                           27.2            5.4            0.6
Other                                                                          26.2            4.3            1.5
  Total                                                                 $   1,368.0    $      69.2    $      15.9

TABLE 16 - CONSUMER LOANS - BY TYPE

                                                                                         March 31, 1995
                                                                            Loans                            Net
(in millions)                                                            outstanding      Nonaccruing    charge-offs
Residential mortgages                                                   $   5,541.2    $      42.6    $       2.9
Home equity lines                                                           1,220.0            5.8            0.6
Indirect automobile                                                         1,074.7            1.2            0.7
Home equity loans                                                             362.8            1.4
Direct installment                                                            293.2            0.5            0.1
Other                                                                          66.2            0.7            0.1
  Total                                                                 $   8,558.1    $      52.2    $       4.4

TABLE 17 - CREDIT LOSS EXPERIENCE

                                                                         Quarter ended
                                                    Mar 31      Dec 31       Sep 30       Jun 30       Mar 31
(in millions)                                        1995        1994         1994         1994         1994
Reserve for credit losses at beginning
 of period                                     $    542.1  $     567.8  $     589.8  $     638.5  $     669.2
Provision charged to operations                                                                           3.0
Addition for loans purchased                         41.7                       4.3
Loans charged off:
  Commercial and industrial                           2.7          4.6          4.6          6.0          8.3
  Owner-occupied commercial real estate               6.0          7.1          4.5          3.0          5.5
  Real estate investor/developer
    Commercial mortgage                              14.6         14.5         14.2         20.8         11.6
    Construction and other                            3.0          5.4          4.0          2.6          1.4
    Total investor/developer                         17.6         19.9         18.2         23.4         13.0
  Consumer
    Residential mortgage                              4.2          7.5          9.4         12.8         14.2
    Home equity                                       0.7          1.7          1.4         12.0          1.8
    Installment and other                             2.2          2.9          2.6          3.3          2.9
    Total consumer                                    7.1         12.1         13.4         28.1         18.9
    Total loans charged off                          33.4         43.7         40.7         60.5         45.7
Recoveries on loans charged off:
  Commercial and industrial                           3.0          5.8          5.3          3.9          4.0
  Owner-occupied commercial real estate               1.4          2.0          1.2          0.6          1.2
  Real estate investor/developer                      1.7          5.6          2.1          1.2          1.1
  Consumer                                            2.7          4.6          5.8          6.1          5.7
    Total recoveries                                  8.8         18.0         14.4         11.8         12.0
Net loans charged off                                24.6         25.7         26.3         48.7         33.7
Reserve for credit losses at end of period     $    559.2  $     542.1  $     567.8  $     589.8  $     638.5

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                                            Three months ended
                                                                                 March 31
(in thousands, except per share data)                                       1995           1994
INTEREST AND DIVIDEND INCOME
Loans                                                                $     420,973  $     300,374
Securities
  Available for sale, at fair value                                         34,199         42,326
  Held to maturity                                                         116,796        103,281
Residential mortgages held for sale                                            987          5,385
Federal funds sold and securities purchased
  under agreements to resell                                                 4,230          1,261
Interest-bearing deposits in other banks                                     3,896          1,529
Trading account securities                                                     342            198
    Total                                                                  581,423        454,354
INTEREST EXPENSE
Deposits                                                                   146,547         85,668
Other borrowings                                                           124,770         80,079
Notes and debentures                                                        39,769         16,112
    Total                                                                  311,086        181,859
NET INTEREST INCOME                                                        270,337        272,495
Provision for credit losses                                                                 3,000
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                                              270,337        269,495
NONINTEREST INCOME
Customer service fees                                                       51,580         48,473
Trust and agency fees                                                       30,845         29,417
Securities losses, net                                                        (101)          (768)
Other                                                                       12,939         11,602
    Total                                                                   95,263         88,724
NONINTEREST EXPENSES
Compensation and benefits                                                  119,624        125,791
Occupancy and equipment                                                     38,599         39,718
Merger related charges                                                      36,853
Foreclosed properties provision and expense                                  1,579          5,730
Other                                                                       68,912         70,591
    Total                                                                  265,567        241,830
INCOME BEFORE INCOME TAXES                                                 100,033        116,389
Income taxes                                                                37,412         39,115
NET INCOME                                                           $      62,621  $      77,274
NET INCOME APPLICABLE TO COMMON SHARES                               $      56,652  $      73,415

COMMON SHARE DATA
  Net income                                                         $        0.47  $        0.62
  Weighted average shares outstanding                                      121,638        117,819

The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (unaudited)

                                                                         March 31      December 31
(in thousands)                                                             1995           1994
ASSETS
Cash and due from banks                                              $   1,485,358  $   1,986,182
Interest-bearing deposits in other banks                                    63,742        439,936
Federal funds sold and securities purchased
  under agreements to resell                                               274,500        308,700
Trading account securities                                                  27,584         27,859
Residential mortgages held for sale                                         42,715         72,205
Securities
  Available for sale, at fair value                                      2,074,880      1,991,853
  Held to maturity (fair value $7,549,813 and $7,561,890)                7,798,357      8,000,382
Loans, less reserve for credit
  losses of $559,210 and $542,116                                       20,575,610     17,945,027
Premises and equipment                                                     328,605        329,780
Customers' acceptance liability                                             17,448          5,166
Other assets                                                             1,500,737      1,291,521
  Total assets                                                       $  34,189,536  $  32,398,611

LIABILITIES
Deposits
  Demand                                                             $   3,988,683  $   5,161,182
  Savings, money market and NOW accounts                                 8,108,268      8,649,988
  Domestic time                                                          7,052,017      6,058,769
  Foreign time                                                           1,452,590        876,314
    Total deposits                                                      20,601,558     20,746,253
Other borrowings                                                         8,370,246      7,086,579
Acceptances outstanding                                                     17,448          5,166
Accrued expenses and other liabilities                                     417,755        341,652
Notes and debentures                                                     2,397,444      2,021,788
  Total liabilities                                                     31,804,451     30,201,438

SHAREHOLDERS' EQUITY
Preferred stock, without par value
  Authorized - 10,000,000 shares
  Outstanding - 1,763,700 and 1,263,700 shares                             303,185        178,185
Common stock, $.01 par value
  Authorized - 300,000,000 shares
  Issued - 122,149,103 and 120,770,774 shares                                1,221          1,208
Surplus                                                                  1,307,135      1,288,825
Retained earnings                                                          813,227        783,223
Net unrealized loss on securities available for sale                       (37,411)       (54,268)
Treasury stock, common stock at cost (93,747 shares)                        (2,272)
  Total shareholders' equity                                             2,385,085      2,197,173
  Total liabilities and shareholders' equity                         $  34,189,536  $  32,398,611

The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

                                                                          Three months ended
                                                                                March 31
(in thousands)                                                             1995          1994
SHAREHOLDERS' EQUITY at beginning of period                          $   2,197,173  $   2,102,371

PREFERRED STOCK
Issuance of preferred stock (500,000 shares)                               125,000
Purchase of preferred stock (11,300 shares)                                                  (565)

COMMON STOCK , $.01 par value
Shares issued under Dividend Reinvestment
  and Stock Purchase Plans (835,981 and 280,548 shares)                          8              3
Shares issued under stock option and employee
  benefit plans (542,348 and 154,874 shares)                                     5              1

SURPLUS
Additional proceeds from:
  Shares issued under Dividend Reinvestment
    and Stock Purchase Plans                                                14,324          6,135
  Shares issued under stock option
    and employee benefit plans                                               8,174          1,311
Preferred stock issuance costs                                              (4,188)

RETAINED EARNINGS
Net income                                                                  62,621         77,274
Cash dividends declared by the Corporation on:
  Preferred stock                                                           (5,969)        (3,859)
  Common stock                                                             (26,850)       (19,186)
Cash dividends declared by merged companies prior to merger                                (1,143)
Restricted stock awards                                                        140            258
Reissuance of common stock from treasury                                        62           (174)

NET UNREALIZED LOSS ON SECURITIES
Unrealized appreciation (depreciation) on securities available
  for sale                                                                  16,857        (35,230)

TREASURY STOCK
Purchase of common stock (110,679 and 61,667 shares)                        (2,575)        (1,448)
Reissuance of common stock under Dividend Reinvestment
  and Stock Purchase Plans (16,932 and 167,611 shares)                         303          3,778
SHAREHOLDERS' EQUITY at end of period                                $   2,385,085  $   2,129,526

The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                                            Three months ended
                                                                                  March 31
(in thousands)                                                                1995         1994

OPERATING ACTIVITIES
Net income                                                           $      62,621  $      77,274
Adjustments to reconcile net income to cash
    provided (used) by operating activities:
  Provision for credit losses                                                               3,000
  Provision for foreclosed properties                                                       2,045
  Provision for merger related charge                                       36,853
  Depreciation, amortization and other                                      31,619         22,675
  Gains from the sale of loans, premises and equipment
    and other assets                                                        (3,640)        (3,677)
  Decrease (increase) in trading account securities                            275           (570)
  Decrease in residential mortgages held for sale                           29,490        214,479
  Increase in other assets and accrued expenses
    and other liabilities                                                 (191,813)       (42,483)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               (34,595)       272,743

FINANCING ACTIVITIES
Decrease in total deposits                                                (144,695)      (857,705)
Increase in other borrowings                                             1,283,667        768,953
Proceeds from issuances of bank notes, net                                 126,000        100,000
Proceeds from issuance of subordinated bank notes                          249,668
Principal payments on notes and debentures                                     (74)           (93)
Proceeds from issuances of common and preferred stock                      143,688         11,054
Purchases of common and preferred stock                                     (2,575)        (2,013)
Cash dividends paid                                                        (30,429)       (24,616)
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             1,625,250         (4,420)

INVESTING ACTIVITIES
Decrease (increase) in short-term investments                              410,394       (372,236)
Proceeds from sales of securities available for sale                       170,199      1,187,352
Maturities of securities available for sale                                 20,384        354,920
Purchases of securities available for sale                                (228,283)    (1,149,043)
Maturities of securities held to maturity                                  255,354        519,267
Purchases of securities held to maturity                                   (60,517)      (993,825)
Proceeds from sales of loans                                                54,102         13,112
Purchases of loans                                                      (2,415,844)      (142,748)
Loans originated less principal collected                                 (295,195)       130,136
Purchases of premises and equipment and other assets                       (12,244)        (7,976)
Proceeds from the sale of premises and equipment and
  other assets                                                              10,171         11,372
CASH USED BY INVESTING ACTIVITIES                                       (2,091,479)      (449,669)

DECREASE IN CASH AND DUE FROM BANKS                                       (500,824)      (181,346)
Cash and due from banks at beginning of period                           1,986,182      1,539,690
CASH AND DUE FROM BANKS AT END OF PERIOD                             $   1,485,358  $   1,358,344

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                        $     258,353  $     196,167
Income taxes paid                                                    $      16,935  $       5,142

The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Shawmut National Corporation and its subsidiaries (the "Corporation"). These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Corporation's financial position and results of operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1994 Annual Report on Form 10-K.

NOTE 2 - MERGER  AND ACQUISITIONS

Completed Acquisition

On January 31, 1995, the Corporation purchased substantially all of the assets and assumed certain of the liabilities of the Business Finance Division of Barclays Business Credit, Inc., which was renamed Shawmut Capital Corporation, for $2.6 billion, equal to the net book value of the assets acquired and the liabilities assumed plus a premium of $290 million. Shawmut Capital Corporation, based in Glastonbury, Connecticut, provides asset-based financing to middle market companies through a network of offices nationwide. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price, including acquisition costs, over the fair value of the net assets acquired of $201.1 million has been recorded as goodwill and is being amortized over a 25 year period.

The following pro forma information presents the consolidated results of operations for the Corporation for the three-month periods ended March 31, 1995 and 1994 as if the Shawmut Capital Corporation acquisition had occurred at the beginning of the periods presented. In addition to combining the historical results of operations of the Corporation and Shawmut Capital Corporation, the pro forma information reflects adjustments for the estimated effects of purchase accounting. The pro forma information may not be indicative of the results of operations that would have occurred if the acquisition had been consummated at the beginning of the periods presented.

                                                                            Three months ended
                                                                                 March 31,
(in thousands)                                                              1995           1994
Net interest income                                                  $     277,072  $     285,300
Net income applicable to
  common shares                                                      $      58,208  $      74,395
Earnings per share                                                   $        0.48  $        0.63

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

The Merger is intended to constitute a tax-free transaction and to be accounted for as a pooling of interests. It is anticipated that the Merger will be consummated in the fourth quarter of 1995. The Merger is subject to the approval of the common stock shareholders of Fleet and the Corporation, the receipt of various regulatory approvals, and the satisfaction (or, where permissible, waiver) of certain other standard closing conditions.

Pending Acquisition

In June 1994, the Corporation entered into an agreement to acquire Northeast Federal Corp. ("Northeast"). Northeast is a unitary savings and loan holding company which provides financial services through its subsidiary, Northeast Savings, F.A. As of March 31, 1995, Northeast had assets of $3.4 billion, deposits of $2.5 billion and stockholders' equity of $146.2 million. Northeast has 33 offices located in Connecticut, Massachusetts and upstate New York. Pursuant to the agreement, Northeast stockholders will receive shares of the Corporation's common stock in exchange for Northeast shares in accordance with the exchange ratio provisions set forth therein, subject to a minimum exchange ratio of .415 and a maximum exchange ratio of .507. The Northeast transaction may be terminated if the transaction is not consummated on or before June 30, 1995 or if the Corporation's common stock average price, as defined, is less than $21.465 per share for the fifteen consecutive full trading days prior to the date on which the last regulatory approval required to consummate the transaction has been obtained and all statutory waiting periods have expired and, therefore, resulting in Northeast stockholders receiving less than $10.875 of the Corporation's common stock. The transaction is expected to be completed in the second quarter of 1995.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities classified as available for sale at March 31, 1995 and December 31, 1994 are summarized as follows:

                                               March 31, 1995              December 31, 1994
                                           Amortized        Fair        Amortized        Fair
(in thousands)                                cost         value          cost           value
U.S. Government and agency securities
  U.S. Treasury                          $  1,256,774  $  1,210,113  $   1,275,041  $   1,222,712
  Mortgage backed                             197,998       203,289        204,498        206,093
Equity securities                             229,785       222,976        149,521        140,400
Corporate mortgage backed and other
  securities                                  454,647       438,453        446,186        422,553
State and municipal obligations                    47            49             96             95
    Total                                $  2,139,251  $  2,074,880  $   2,075,342  $   1,991,853

The amortized cost of securities classified as available for sale exceeded fair value by approximately $64.4 million at March 31, 1995, consisting of unrealized losses of approximately $70.3 million and unrealized gains of approximately $5.9 million, and $83.5 million at December 31, 1994, consisting of unrealized losses of approximately $86.3 million and unrealized gains of approximately $2.8 million. As a result, net unrealized losses of $37.4 million and $54.3 million on securities classified as available for sale at March 31, 1995 and December 31, 1994, respectively, after applicable income taxes, were included as a separate component of shareholders' equity.

The amortized cost and fair value of securities classified as held to maturity at March 31, 1995 and December 31, 1994 are summarized as follows:

                                              March 31, 1995              December 31, 1994
                                           Amortized        Fair        Amortized        Fair
(in thousands)                                cost         value          cost           value
U.S. Government and agency securities
  Mortgage backed                        $  3,480,571  $  3,424,639  $   3,556,103  $   3,345,768
  U.S. Treasury                             1,944,625     1,872,904      1,953,820      1,838,679
Asset backed and other securities           2,373,161     2,252,270      2,490,459      2,377,443
    Total                                $  7,798,357  $  7,549,813  $   8,000,382  $   7,561,890

The amortized cost of securities classified as held to maturity exceeded fair value by approximately $248.5 million at March 31, 1995, consisting of unrealized losses of approximately $252.2 million and unrealized gains of approximately $3.7 million, and $438.5 million at December 31, 1994, consisting of unrealized losses of approximately $439.6 million and unrealized gains of approximately $1.1 million.

NOTE 4 - LOANS

The components of the Corporation's loan portfolio at March 31, 1995 and December 31, 1994, net of unearned income of $41.3 million and $32.8 million, respectively, are summarized below:

                                                                         March 31,    December 31,
(in thousands)                                                             1995           1994
Commercial and industrial                                            $   9,644,259  $   7,006,396
Owner-occupied commercial real estate                                    1,564,479      1,412,007
Real estate investor/developer
  Commercial mortgage                                                    1,231,637      1,309,224
  Construction and other                                                   136,384        157,391
    Total investor/developer                                             1,368,021      1,466,615
Consumer
  Residential mortgage                                                   5,541,188      5,592,084
  Home equity                                                            1,582,874      1,625,662
  Installment and other                                                  1,433,999      1,384,379
    Total consumer                                                       8,558,061      8,602,125
    Total                                                               21,134,820     18,487,143
Less reserve for credit losses                                             559,210        542,116
    Total                                                            $  20,575,610  $  17,945,027

Loans totaling $5.8 million and $6.2 million were transferred to foreclosed properties during the three months ended March 31, 1995 and 1994, respectively.

The details of the Corporation's nonaccruing loans, restructured loans and accruing loans past due 90 days or more at March 31, 1995 and December 31, 1994 are summarized as follows:

                                                                          March 31,    December 31,
(in thousands)                                                              1995          1994
Nonaccruing loans
  Commercial and industrial                                          $      54,992  $      35,982
  Owner-occupied commercial real estate                                     51,969         57,560
  Real estate investor/developer                                            69,171         82,921
    Subtotal                                                               176,132        176,463
  Consumer                                                                  52,222         47,488
    Total nonaccruing loans                                          $     228,354  $     223,951
Restructured loans                                                   $      29,810  $      41,752
Accruing loans past due 90 days or more                              $      55,566  $      43,264

The Corporation adopted, on a prospective basis, Statement of Financial Accounting Standards ("FAS") No. 114 , "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the fair value of collateral for collateral dependent loans, when assessing the need for an impairment reserve. FAS 114 excludes smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage and consumer installment loans. The Corporation had previously considered the methods prescribed by FAS 114, as well as other matters, when assessing the adequacy of the reserve for credit losses. As a result, there was no effect on the Corporation's results of operations from the adoption of the accounting standard.

FAS 114 does not address when a creditor should record a direct write-down of an impaired loan, nor does it address how a creditor should assess the overall adequacy of the reserve for credit losses. Therefore, the impairment reserves determined in accordance with FAS 114 should not be interpreted as the overall reserve for credit losses.

The Corporation's criteria for and policies relating to nonaccruing loans are consistent with the definition of impaired loans under FAS
114. Accordingly, the Corporation considers its nonaccruing loans to be impaired loans as defined by FAS 114. Upon adoption of FAS 114, the Corporation did not change its method of recognizing interest income on impaired loans.

As indicated in the table above, at March 31, 1995 the recorded investment in impaired loans, excluding consumer amounts, was $176.1 million. Nonaccruing loans included in other assets held for accelerated disposition totaled $15.6 million at March 31, 1995. Impairment reserves at March 31, 1995, determined in accordance with FAS 114 and included as part of the Corporation's reserve for credit losses, approximated $7.4 million. At March 31, 1995, approximately $98.1 million of impaired loans which have been subjected to a specific review did not require an impairment reserve, due primarily to charge-offs. The average recorded investment in impaired loans, excluding consumer amounts, during the quarter ended March 31, 1995 was $181.1 million. For the quarter ended March 31, 1995, the amount of interest income recognized on impaired loans was immaterial.

Restructured loans are loans with original terms which have been modified as a result of a change in the borrowers financial condition and are also required to be accounted for and reported in accordance with FAS 114 for restructurings that occur subsequent to January 1, 1995. As indicated in the table above, at March 31, 1995 restructured loans totaled $29.8 million. There were no loans included in this amount that were restructured subsequent to January 1, 1995.

NOTE 5 - OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The components of other assets at March 31, 1995 and December 31, 1994 are presented below:

                                                                         March 31,    December 31,
(in thousands)                                                              1995          1994
Goodwill and other intangibles                                       $     356,813  $     154,488
Accrued interest income                                                    238,225        227,654
Cash surrender value of life insurance                                     158,633        156,913
Net deferred income taxes                                                  153,262        164,958
Prepaid pension expense                                                     92,171        128,614
Foreclosed properties                                                       11,905         18,831
Receivable for securities sold                                                             10,000
Other                                                                      489,728        430,063
  Total                                                              $   1,500,737  $   1,291,521

The components of accrued expenses and other liabilities at March 31, 1995 and December 31, 1994 are presented below:

                                                                          March 31,    December 31,
(in thousands)                                                              1995           1994
Accrued interest expense                                             $     148,815  $      96,082
Accrued dividends payable                                                   32,819         30,429
Payable for securities purchased                                            17,634          2,000
Accrued postretirement health care and life insurance                       15,784         13,117
  benefits expense
Accrued merger expenses                                                      9,557         13,772
Accrued restructuring expenses                                               9,227         19,045
Accrued postemployment benefits expense                                      7,377          8,645
Other                                                                      176,542        158,562
  Total                                                              $     417,755  $     341,652

NOTE 6 - NOTES AND DEBENTURES

The Corporation's notes and debentures at March 31, 1995 and December 31, 1994 are summarized below:

                                                                          March 31,    December 31,
(in thousands)                                                              1995           1994
Shawmut National Corporation (parent company):
9.85% subordinated capital notes due June 1, 1999, net of discount   $     149,935  $     149,931
8 7/8% notes due April 1,1996, net of discount                             149,890        149,866
7.20% subordinated notes due April 15, 2003, net of discount               149,757        149,750
8 5/8% subordinated notes due December 15, 1999, net of discount           149,750        149,736
8 1/8% notes due February 1, 1997, net of discount                          99,925         99,916
Floating rate subordinated notes due February 14, 1997                      50,000         50,000
  Total                                                                    749,257        749,199

Bank Subsidiaries:
Floating rate senior notes due 1995 and 1996                         $     943,000  $   1,038,000
Fixed rate senior notes due 1995 and 1996                                  446,000        225,000
8 5/8% subordinated bank notes due
  February 15, 2005, net of discount                                       249,672
Other                                                                        9,515          9,589
  Total                                                                  1,648,187      1,272,589
    Total                                                            $   2,397,444  $   2,021,788

Floating rate senior notes issued under the Corporation's subsidiary banks' note program at March 31, 1995 mature from three to thirteen months and currently have interest rates of 5.99 to 6.48 percent. The weighted average interest rate on the floating rate notes at March 31, 1995 was 6.29 percent. Fixed rate senior notes issued under the note program at March 31, 1995 mature from one to eleven months and currently have interest rates of 5.50 to 7.03 percent. The weighted average interest rate on the fixed rate notes at March 31, 1995 was 5.95 percent.

On February 14, 1995, Shawmut Bank Connecticut completed a $250 million offering of 8 5/8% subordinated bank notes due February 15, 2005. On April 27, 1995, Shawmut Bank Connecticut and Shawmut Bank Massachusetts established a $3.0 billion bank note program which will provide for future bank note issuances.

NOTE 7 - OTHER NONINTEREST INCOME AND NONINTEREST EXPENSES

The components of other noninterest income for the three months ended March 31, 1995 and 1994 were as follows:

                                                                             Three months ended
                                                                                  March 31,
(in thousands)                                                               1995           1994
Loan servicing                                                       $       4,293  $       4,503
Trading account profits                                                      1,254          1,165
Foreign exchange trading                                                    (1,237)          (715)
Residential mortgage sales                                                    (125)           965
Other                                                                        8,754          5,684
  Total                                                              $      12,939  $      11,602

The components of noninterest expenses, excluding merger related charges, for the three months ended March 31, 1995 and 1994 were as follows:

                                                                            Three months ended
                                                                                  March 31,
(in thousands)                                                              1995           1994
Compensation                                                         $     100,060  $     102,157
Benefits                                                                    19,564         23,634
  Total                                                              $     119,624  $     125,791

Occupancy                                                            $      23,826  $      26,364
Equipment                                                                   14,773         13,354
  Total                                                              $      38,599  $      39,718

Foreclosed properties
  Provision                                                                         $       2,045
  Expense                                                            $       1,579          3,685
    Total                                                            $       1,579  $       5,730

FDIC insurance premiums                                              $      10,961  $      11,770
Communications                                                              11,386         10,400
Advertising                                                                  6,011          4,478
Other                                                                       40,554         43,943
  Total                                                              $      68,912  $      70,591

Merger Related Charges

Merger related charges of $36.9 million relate to the settlement of certain of the Corporation's employee retirement benefits as a result of the execution of the agreement to merge with Fleet.

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                               Three months ended              Three months ended
                                                 March 31, 1995                 December 31, 1994
                                           Average              Average    Average              Average
(in millions)                              balance   Interest     rate     balance   Interest    rate

ASSETS
Loans                                     $ 20,248  $ 422.1      8.42 %  $ 18,174  $ 360.6    7.89 %
Securities
  Available for sale, at fair value          2,138     35.8      6.75       2,120     35.5    6.74
  Held to maturity                           7,888    116.8      5.94       8,106    117.9    5.81
Residential mortgages held for sale             48      1.0      8.21          31      1.2    7.36
Short-term investments
  Time deposits in other banks                 259      3.9      6.10         318      4.9    5.94
  Federal funds sold and securities
  purchased under agreements to resell         294      4.2      5.84         301      4.0    5.36
Trading account securities                      26      0.5      8.30          29      0.5    6.05
    Total interest-earning assets           30,901    584.3      7.63      29,079    524.6    7.18
Reserve for credit losses                     (563)                          (562)
Cash and due from banks                      1,350                          1,475
Other assets                                 1,836                          1,670
    Total assets                          $ 33,524                       $ 31,662


LIABILITIES
Savings, money market and
  NOW accounts                            $  8,307     45.7      2.23 %  $  8,780     45.4    2.05 %
Time certificates of deposit
  of $100 thousand or more                   1,994     31.4      6.39       1,383     19.9    5.71
Domestic time deposits                       4,596     53.6      4.73       4,474     49.3    4.37
Foreign time deposits                        1,068     15.8      6.00         596      7.7    5.14
    Total interest-bearing deposits         15,965    146.5      3.72      15,233    122.3    3.19
Federal funds purchased and securities
  sold under agreements to repurchase        7,227    104.6      5.87       6,631     86.0    5.15
Other borrowings                             1,113     20.2      7.34         915     18.0    7.74
    Total other borrowings                   8,340    124.8      6.06       7,546    104.0    5.47
Notes and debentures                         2,234     39.8      7.17       1,860     32.4    6.94
    Total interest-bearing liabilities      26,539    311.1      4.75      24,639    258.7    4.17
Demand deposits                              4,218                          4,442
Other liabilities                              406                            382
    Total liabilities                       31,163                         29,463
Shareholders' equity                         2,361                          2,199
    Total liabilities and shareholders'
    equity                                $ 33,524                       $ 31,662

Net interest income
  (tax-equivalent basis)                              273.2      3.55                265.9    3.65
Less tax-equivalent adjustment                          2.9                            2.5
Net interest income                                 $ 270.3                        $ 263.4

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                               Three months ended              Three months ended
                                               September 30, 1994                June 30, 1994
                                           Average              Average    Average              Average
(in millions)                              balance   Interest     rate     balance   Interest    rate

ASSETS
Loans                                     $ 17,516  $   333.8      7.58 % $ 17,674  $   320.7    7.27 %
Securities
  Available for sale, at fair value          1,989       32.1      6.44      2,615       39.9    6.09
  Held to maturity                           8,090      115.5      5.70      7,743      107.2    5.54
Residential mortgages held for sale            285        5.3      7.44        168        2.9    6.92
Short-term investments
  Time deposits in other banks                 346        4.1      4.81        215        2.1    3.96
  Federal funds sold and securities
  purchased under agreements to resell         146        1.8      4.89        146        1.6    4.30
Trading account securities                      23        0.2      3.87         21        0.2    4.55
    Total interest-earning assets           28,395      492.8      6.91     28,582      474.6    6.65
Reserve for credit losses                     (595)                           (633)
Cash and due from banks                      1,478                           1,464
Other assets                                 1,701                           1,696
    Total assets                          $ 30,979                        $ 31,109

LIABILITIES
Savings, money market and
  NOW accounts                            $  8,923       42.3      1.88 % $  8,827       38.2    1.74 %
Time certificates of deposit
  of $100 thousand or more                   1,041       14.1      5.39        531        7.0    5.31
Domestic time deposits                       4,493       46.4      4.09      4,352       43.0    3.96
Foreign time deposits                          431        4.9      4.50        255        2.4    3.79
    Total interest-bearing deposits         14,888      107.7      2.87     13,965       90.6    2.60
Federal funds purchased and securities
  sold under agreements to repurchase        6,513       73.6      4.48      8,000       78.0    3.91
Other borrowings                             1,014       15.3      6.01      1,101       17.4    6.35
    Total other borrowings                   7,527       88.9      4.69      9,101       95.4    4.21
Notes and debentures                         1,619       27.3      6.72      1,108       19.9    7.17
    Total interest-bearing liabilities      24,034      223.9      3.70     24,174      205.9    3.42
Demand deposits                              4,462                           4,457
Other liabilities                              349                             278
    Total liabilities                       28,845                          28,909
Shareholders' equity                         2,134                           2,200
    Total liabilities and shareholders'
    equity                                $ 30,979                        $ 31,109

Net interest income
  (tax-equivalent basis)                                268.9      3.78                 268.7    3.76
Less tax-equivalent adjustment                            3.0                             3.0
Net interest income                                 $   265.9                       $   265.7

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                               Three months ended
                                                 March 31, 1994
                                           Average              Average
(in millions)                              balance   Interest     rate

ASSETS
Loans                                     $ 17,170  $   301.5      7.09 %
Securities
  Available for sale, at fair value          2,960       44.1      5.73
  Held to maturity                           7,486      103.3      5.61
Residential mortgages held for sale            312        5.4      6.90
Short-term investments
  Time deposits in other banks                 172        1.5      3.62
  Federal funds sold and securities
  purchased under agreements to resell         169        1.3      3.19
Trading account securities                      17        0.2      4.52
    Total interest-earning assets           28,286      457.3      6.51
Reserve for credit losses                     (668)
Cash and due from banks                      1,551
Other assets                                 1,584
    Total assets                          $ 30,753

LIABILITIES
Savings, money market and
  NOW accounts                            $  8,842       37.4      1.71 %
Time certificates of deposit
  of $100 thousand or more                     476        4.7      4.05
Domestic time deposits                       4,259       42.0      4.00
Foreign time deposits                          202        1.6      3.10
    Total interest-bearing deposits         13,779       85.7      2.52
Federal funds purchased and securities
  sold under agreements to repurchase        8,003       63.9      3.24
Other borrowings                             1,289       16.2      5.11
    Total other borrowings                   9,292       80.1      3.50
Notes and debentures                           760       16.1      8.48
    Total interest-bearing liabilities      23,831      181.9      3.09
Demand deposits                              4,540
Other liabilities                              264
    Total liabilities                       28,635
Shareholders' equity                         2,118
    Total liabilities and shareholders'
    equity                                $ 30,753

Net interest income
  (tax-equivalent basis)                                275.4      3.91
Less tax-equivalent adjustment                            2.9
Net interest income                                 $   272.5

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

           Shortly following the announcement on February 21, 1995 that Fleet Financial Group, Inc. ("Fleet") and the Corporation had executed an agreement and plan of merger (the "Merger Agreement") pursuant to which the Corporation will merge with and into Fleet (the "Merger"), certain alleged stockholders of the Corporation filed seven purported class action lawsuits in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court") against the Corporation, the members of the Corporation's board of directors and Fleet. The complaints all make similar allegations concerning the proposed Merger. The plaintiffs allege, among other things, that the defendants have engaged in a plan and scheme to enrich themselves at the expense of the Corporation's public stockholders; that the defendants have failed to fully disclose the true value of the Corporation's assets and earnings power and the future financial benefits which the defendants expect to derive from the proposed Merger; that the defendants have wrongfully failed and refused to seek a purchase of the Corporation at the highest possible price and have sought to chill potential offers for the Corporation; that the defendant members of the Corporation's board of directors have breached the fiduciary duties owed by them to the plaintiffs and the members of the purported class; and that defendant Fleet has induced and aided and abetted breaches of fiduciary duty by the members of the Corporation's board of directors. The plaintiffs seek, among other things, a declaration that the proposed transaction is unfair, unjust and inequitable; an injunction preliminarily enjoining the defendants from taking any steps necessary to accomplish or implement the proposed Merger; and an order requiring the defendants to compensate plaintiffs and the members of the class for all losses and damages suffered and to be suffered by them as a result of the acts and transactions complained of in the complaints. The plaintiffs also seek the award of the costs and disbursements of the action, including reasonable attorneys', accountants' and experts' fees. The defendants believe the allegations contained in the complaints are entirely without merit and intend to contest them vigorously.

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

  Item 5.  Other Information

           On May 2, 1995, Shawmut Bank Connecticut, N.A., one of the Corporation's subsidiaries, issued $250 million in medium-term bank notes under a new $3 billion bank note program established for it and its affiliate, Shawmut Bank, N.A. The one year notes issued carry a floating rate based upon the three-month London Inter-Bank Offered Rate and are not callable. The issue is rated A2 by Moody's Investors Service Inc. and BBB-plus by Standard & Poor's Corp. The proceeds will be used for general corporate purposes. The issue was offered and sold only to accredited investors.

  Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibits Index on page 2 of this report and are filed herewith or are incorporated herein by reference.

           (b) Reports on Form 8-K - The Corporation filed nine reports on Form 8-K during the quarter ended March 31, 1995.

                The report dated January 6, 1995 (Items 5 and 7) reported that the Corporation and its subsidiary, Shawmut Bank Connecticut, National Association (the "Bank"), entered into a Purchase and Assumption Agreement (the "Purchase and Assumption Agreement"), dated as of November 12, 1994, with Barclays Bank PLC and Barclays Business Credit Inc. ("Business Credit") pursuant to which the Bank agreed to purchase substantially all of the assets and to assume certain liabilities of the Business Finance Division of Business Credit. The transaction was completed on January 31, 1995. Also reported was the Corporation's agreement with Northeast Federal Corp. ("Northeast"), dated as of June 13, 1994, to acquire Northeast (the "Merger Agreement"). The report filed a copy of the Purchase and Assumption Agreement and a copy of the Merger Agreement.

                The report dated January 11, 1995, as amended by Form 8-K/A filed February 7, 1995, (Items 5 and 7) reported the Purchase and Assumption Agreement with Barclays Bank PLC and Business Credit, and the Merger Agreement with Northeast, and filed:

                (1) Consent of Price Waterhouse LLP.

                (2) Consent of Deloitte & Touche LLP.

                 (3) Financial Statements of Northeast Federal
                     Corp. as of December 31, 1993.

                 (4) Unaudited Financial Information of
                     Northeast Federal Corp. as of September 30, 1994.

                 (5) Shawmut National Corporation and
                     Subsidiaries, Northeast Federal Corp. and
                     Subsidiaries and Business Finance Division of Barclays Business Credit, Inc. Unaudited Pro Forma Condensed Financial Information.

                 (6) Financial Statements of Business Finance
                     Division of Barclays Business Credit, Inc. as of December 31, 1993.

                 (7) Unaudited Financial Information of Business
                     Finance Division of Barclays Business Credit, Inc. as of September 30, 1994.

                 (8) Press Release, dated January 11, 1995,
                     "Shawmut Comments on Agreement to Acquire Northeast
                     Federal."


                The report dated January 17, 1995 (Item 7), filed a press release of the Corporation, dated January 17, 1995, entitled "Shawmut National Corporation reports fourth quarter net income of $93.5 million, or $.74 per common share."

                The report dated January 26, 1995 (Item 7), filed:

                (1) Underwriting Agreement, dated January 19,
                    1995, between the Registrant and Goldman, Sachs & Co., ourselves and the several Underwriters named therein, relating to the offer and sale of 5,000,000 Depositary Shares (the "Depositary Shares") each representing a one-tenth interest in a share of 9.35% Cumulative Preferred Stock (the "Preferred Stock").

                (2) Form of the Preferred Stock Certificate.

                (3) Deposit Agreement, dated as of January 26,
                    1995, among the Registrant, Chemical Bank, as
                    Depositary, and the holders from time to time of Depositary Receipts.

                (4) Certificate of Designation, dated January
                    26, 1995, setting forth the terms of the Preferred
                    Stock.

                The report dated February 7, 1995, as amended by Form 8-K/A filed April 13, 1995, (Items 5 and 7) reported that the Corporation filed a Certificate of Increase of Series A Junior Participating Preferred Stock with the state of Delaware on February 6, 1995. In addition, the Corporation reported that it announced, in a press release entitled "Shawmut National Corporation Completes Acquisition of Barclays Business Credit" the completion of the acquisition of the assets and business of Barclays Business Credit, the U.S. commercial finance operation of Barclays PLC, for a cash premium of $290 million. The report also incorporated, by reference to the April 13, 1995 filing of the Corporation's Current Report on Form 8-K, financial statements of the Business Finance Division of Barclays Business Credit, Inc. as of and for the years ending December 31, 1994 and 1993 and unaudited pro forma condensed combined financial information for the Corporation and subsidiaries, Fleet Financial Group, Inc., Northeast Federal Corp. and subsidiaries and the Business Finance Division of Barclays Business Credit, Inc. The report filed:

                (1) Certificate of Increase of Series A Junior
                    Participating Preferred Stock.

                (2) Press Release entitled "Shawmut National
                    Corporation Completes Acquisition of Barclays
                    Business Credit."

                (3) Audited financial statements of the
                    Business Finance Division of Barclays Business Division of Barclays Business Credit, Inc. as of and for the years ending December 31, 1994 and 1993 (incorporated by reference to Exhibit 99.3 to the Corporation's Current Report on Form 8-K (File No. 1-10102) filed April 13, 1995).

                (4) Unaudited pro forma condensed combined
                    financial information for Shawmut National
                    Corporation and subsidiaries, Fleet Financial Group, Inc., Northeast Federal Corp. and subsidiaries and the Business Finance Division of Barclays Business Credit, Inc. (incorporated by reference to Exhibit
                    99.4 to the Corporation's Current Report on Form 8-K (File No. 1-10102) filed April 13, 1995).

                The report dated February 20, 1995 (Items 5 and 7) reported that on February 20, 1995, the Corporation and Fleet Financial Group, Inc. ("Fleet") entered into an Agreement and Plan of Merger providing, among other things, for the merger (the "Merger") of the Corporation with and into Fleet, with Fleet surviving the Merger. The report filed:

                 (1) Agreement and Plan of Merger, dated as of
                     February 20, 1995, between Shawmut National
                     Corporation and Fleet Financial Group, Inc.

                 (2) Stock Option Agreement, dated as of
                     February 20, 1995, between Shawmut National
                     Corporation and Fleet Financial Group, Inc.

                 (3) Stock Option Agreement, dated as of
                     February 20, 1995, between Fleet Financial Group, Inc. and Shawmut National Corporation.

                 (4) Amendment, dated as of February 20, 1995,
                     to the Rights Agreement, dated as of February 28, 1989 by and between Shawmut National Corporation and Chemical Bank, as Rights Agent.

               The report dated February 21, 1995 (Items 5 and 7) incorporated by reference and filed:

                 (1) Press Release, dated February 21, 1995,
                     entitled "Fleet and Shawmut Agree to Strategic Merger in $3.7 Billion Transaction."

                 (2) Press Release, dated February 22, 1995,
                     entitled "Shawmut National Corporation -- Suspension of Dividend Reinvestment and Stock Purchase Plan."

                The report dated April 13, 1995 (Items 5 and 7) reported that on February 20, 1995, the Corporation and Fleet entered into the Merger Agreement providing, among other things, for the Merger of the Corporation with and into Fleet, with Fleet surviving the Merger. In addition, it was reported that the Corporation entered into an agreement with Northeast, dated as of June 13, 1994, to acquire Northeast and that on January 31, 1995 Shawmut Bank Connecticut, N. A. purchased substantially all of the assets and assumed certain of the liabilities of the Business Finance Division of Barclays Business Credit, Inc. The report filed:

                 (1) Consent of KPMG Peat Marwick LLP.

                 (2) Consent of Deloitte & Touche LLP.

                 (3) Consent of Price Waterhouse LLP.

                 (4) Financial Statements of Fleet Financial
                     Group, Inc. as of December 31, 1994 and 1993.

                 (5) Financial Statements of Business Finance
                     Division of Barclays Business Credit, Inc. as of December 31, 1994 and 1993.

                 (6) Shawmut National Corporation and
                     Subsidiaries, Fleet Financial Group, Inc., Northeast Federal Corp. and Subsidiaries and Business Finance Division of Barclays Business Credit, Inc. Unaudited Pro Forma Condensed Combined Financial Information.

                The report dated April 19, 1995 (Item 7), filed a press release of the Corporation, dated April 19, 1995, entitled "Shawmut National Corporation reports first quarter operating results of $85.7 million, or $.66 per common share."

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SHAWMUT NATIONAL CORPORATION
                                              (Registrant)




    Date:  May 12, 1995                  By (Joel B. Alvord)
                                             Joel B. Alvord
                                             Chairman and
                                             Chief Executive Officer



    Date:  May 12, 1995                  By (Susan E. Lester)
                                             Susan E. Lester
                                             Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)