Form 10-Q
period 1995-06-30
SHAWMUT NATIONAL CORP
filed 1995-08-10
CIK 823393

SECOND QUARTER 1995
_______________________________________________________________________
_______________________________________________________________________
		  SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C. 20549

			       FORM 10-Q
xQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

				  OR

"TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

		    Commission file number 1-10102

		    SHAWMUT NATIONAL CORPORATION
	------------------------------------------------------
	(Exact name of registrant as specified in its charter)

	      Delaware                                06-1212629
    -------------------------------      ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

	     777 Main Street, Hartford, Connecticut 06115
	    One Federal Street, Boston, Massachusetts 02211
	-------------------------------------------------------
	(Addresses of principal executive offices) (Zip Codes)

			    (203) 986-2000
			    (617) 292-2000
	------------------------------------------------------
	(Registrant's telephone numbers, including area codes)


			    Not applicable
	--------------------------------------------------------
	(Former name, former address and former fiscal year, if
		      changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No __.

125,063,375 shares of the registrant's common stock, par value $0.01, were outstanding as of July 31, 1995.
_____________________________________________________________________________

Total number of pages: 46
The Exhibits index, filed as a part of this report, appears on page 2.
_____________________________________________________________________________
_____________________________________________________________________________


FINANCIAL HIGHLIGHTS
						  June 30      June 30
(in millions, except per share data)               1995         1994
Three Months Ended
Net income (loss)                              $     82.6   $    (18.7)
Return on average assets                              .95 %       (.24)%
Return on average common equity                     13.92        (4.49)
Net interest margin (taxable-equivalent basis)       3.39         3.76
Efficiency ratio                                    61.41        65.37

Per Common Share
Net income (loss)                              $      .61   $     (.19)
Dividends declared                                    .22          .20
Book value                                          17.95        15.93

End of Period Balances
Loans                                          $   22,371   $   17,329
Reserve for credit losses                             541          590
Total assets                                       35,960       30,692
Deposits                                           22,684       19,314
Common shareholders' equity                         2,275        1,890
Shareholders' equity                                2,578        2,068

Capital Ratios
Common shareholders' equity to total assets          6.33 %       6.16 %
Shareholders' equity to total assets                 7.17         6.74
Tier 1 capital                                       6.96         8.49
Total capital                                       10.56        12.07
Leverage                                             6.08         6.38

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX
								Page
Part I - Financial Information
Management's Discussion and Analysis of Financial
    Condition and Results of Operations (Item 2)                  3
Financial Statements (Item 1):
    Consolidated Statement of Income                             23
    Consolidated Balance Sheet                                   24
    Consolidated Statement of Changes in Shareholders' Equity    25
    Consolidated Statement of Cash Flows                         26
    Notes to Consolidated Financial Statements                   27
Selected Statistical Information:
    Consolidated Average Balance Sheet, Net Interest Income
    and Interest Rates                                           36

Part II - Other Information
Legal Proceedings (Item 1)                                       38
Submission of Matters to a Vote of Security Holders (Item 4)     40
Other Information (Item 5)                                       41
Exhibits and Reports on Form 8-K (Item 6)                        41
Signatures                                                       44
Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges   45
Exhibit 27 - Financial Data Schedule                             46

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Shawmut National Corporation (the "Corporation") reported net income for the second quarter of 1995 of $82.6 million, or $.61 per common share, compared with a net loss of $18.7 million, or $.19 per common share, for the second quarter of 1994. Included in second quarter 1995 results was a $13.6 million pre-tax charge ($8.5 million after-tax, or $.07 per common share) related to the settlement of certain compensation expenses as a result of shareholder approval of the agreement to merge with Fleet Financial Group, Inc. ("Fleet"). Excluding this charge, net income for the second quarter of 1995 would have been $91.1 million, or $.68 per common share. The 1994 second quarter results of operations included $140.7 million ($99.8 million after-tax, or $.84 per common share) of merger and restructuring charges related to the costs to integrate three banking organizations which were acquired and accounted for as poolings of interests and the expansion of a cost management program. Excluding these charges, net income for the second quarter of 1994 would have been $81.1 million, or $.65 per common share.

For the first six months of 1995, net income was $145.2 million, or $1.08 per common share, compared with net income of $58.6 million, or $.43 per common share for the comparable period of 1994. The results for the first six months of 1995 included a total of $50.5 million pre-tax charges ($31.6 million after-tax, or $.25 per common share) related to the settlement of certain employee retirement benefits and compensation expenses as a result of the agreement to merge with Fleet. Excluding these charges, net income for the first six months of 1995 would have been $176.8 million, or $1.33 per common share, an increase of $18.4 million, or 12 percent, compared with net income of $158.4 million, or $1.28 per common share, for the first six months of 1994 before the merger and restructuring charges discussed above.

On June 9, 1995, the Corporation completed its acquisition of Northeast Federal Corp. ("Northeast") of Farmington, Connecticut, with assets of $3.3 billion. The acquisition was accounted for under the purchase method of accounting. Also, as previously reported, on January 31, 1995, the Corporation purchased substantially all the assets and assumed certain liabilities of the Business Finance Division of Barclays Business Credit, Inc., which was renamed Shawmut Capital Corporation. This acquisition was also accounted for under the purchase method of accounting. The results of Shawmut Capital Corporation and Northeast are included in the Corporation's consolidated financial statements for 1995 only from the respective dates of purchase.

Net interest income on a taxable-equivalent basis for the second quarter of 1995 was $271.5 million, an increase of $2.8 million, or 1 percent, compared with $268.7 million for the second quarter of 1994. The increase in taxable-equivalent net interest income was due to a $3.5 billion, or 12 percent, increase in average interest-earning assets from the second quarter of 1994, offsetting a 37 basis point decline in taxable-equivalent net interest margin to 3.39 percent from
3.76 percent for the same periods. Net interest margin declined in the second quarter of 1995 when compared with the prior year period reflecting the effects of the rising interest rate environment on the Corporation's liability sensitive balance sheet over this period.

There was no provision for credit losses for the second quarter of both 1995 and 1994. Nonaccruing loans plus foreclosed properties at June 30, 1995 totaled $194.9 million, down $47.9 million, or 20 percent, from $242.8 million at December 31, 1994. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties declined to .87 percent at June 30, 1995 from 1.31 percent at December 31, 1994.
The ratio of the reserve for credit losses to nonaccruing loans was 283 percent at June 30, 1995, compared with 242 percent at December 31, 1994.

Noninterest income, excluding securities gains and losses, was $110.4 million for the second quarter of 1995, compared with $93.9 million for the prior year period, an increase of $16.5 million, or 18 percent.
The increase in the 1995 period reflects higher customer service fees, other fees and revenues from Shawmut Capital Corporation, Northeast and financial institutions purchased during 1994.

Noninterest expenses, excluding merger and restructuring related charges, were $234.5 million for the second quarter of 1995, a decrease of $3.5 million, or 1 percent, from $238.0 million for the second quarter of 1994. The efficiency ratio, a measure of operating expenses before special charges to net revenue, improved to 61.4 percent for the second quarter of 1995 from 65.4 percent for the prior year period.

Return on average common equity and return on average assets for the second quarter of 1995 were 13.92 percent and .95 percent, respectively, compared with a loss on average common equity of 4.49 percent and a loss on average assets of .24 percent for the comparable 1994 period. Excluding merger and restructuring related charges, return on average common equity and return on average assets were 15.49 percent and 1.05 percent, respectively, for the second quarter of 1995, compared with 15.40 percent and 1.05 percent, respectively, for the second quarter of 1994.

The Corporation's common stock closed at $31.875 per share on June 30, 1995, representing 178 percent of the $17.95 book value per common share, compared with $16.375 per share and 98 percent of the $16.72 book value per common share at December 31, 1994.

On February 20, 1995, the Corporation and Fleet entered into an agreement and plan of merger pursuant to which the Corporation will merge with and into Fleet (the "Merger"). As a result of the Merger, each share of the Corporation's $.01 par value common stock outstanding will be converted into the right to receive .8922 shares of Fleet common stock, which at that time will have a par value of $.01 per share. Each share of the various series of the Corporation's preferred stock will be converted into the right to receive an equivalent series of Fleet preferred stock. The Merger is intended to constitute a tax-free transaction and to be accounted for as a pooling of interests. On June 21, 1995, common stock shareholders of both Fleet and the Corporation voted to approve the Merger. The Merger, which is expected to be completed in the fourth quarter of 1995, is subject to the receipt of various regulatory approvals and the satisfaction (or, where permissible, waiver) of certain other standard closing conditions. For further information on the Corporation's pending merger with Fleet and completed acquisitions, see
Note 2 of Notes to Consolidated Financial Statements on page 27.

TABLE 1 - SUMMARY OF RESULTS OF OPERATIONS
										  Quarter ended
TAXABLE-EQUIVALENT BASIS                                   Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions, except per share data)                        1995          1995          1994          1994         1994
Interest income                                       $     617.2  $      584.3  $      524.6  $      492.8  $    474.6
Interest expense                                            345.7         311.1         258.7         223.9       205.9
Net interest income                                         271.5         273.2         265.9         268.9       268.7
Provision for credit losses
Net interest income after provision for credit losses       271.5         273.2         265.9         268.9       268.7
Noninterest income                                          111.7          95.3         104.2          91.7        93.9
Merger related charges                                       13.6          36.9                                   100.9
Restructuring related charges                                                                                      39.8
Other noninterest expenses                                  234.5         228.7         224.5         226.4       238.0
Income (loss) before income taxes                           135.1         102.9         145.6         134.2       (16.1)
Taxable-equivalent adjustment                                 3.1           2.9           2.5           3.0         3.0
Income taxes (benefit)                                       49.4          37.4          49.6          45.9         (.4)
Net income (loss)                                     $      82.6  $       62.6  $       93.5  $       85.3  $    (18.7)

Return on average assets:
  Before merger and restructuring related charges            1.05 %        1.04 %        1.17 %        1.09 %      1.05 %
  Based on net income (loss)                                  .95           .76          1.17          1.09        (.24)
Return on average common equity:
  Before merger and restructuring related charges           15.49         15.45         17.59         16.52       15.40
  Based on net income (loss) applicable to
    common shares                                           13.92         10.98         17.59         16.52       (4.49)
Net interest margin                                          3.39          3.55          3.65          3.78        3.76
Efficiency ratio                                            61.41         62.05         60.55         62.75       65.37
Common share data:
  Net income (loss)                                   $       .61  $        .47  $        .74  $        .68  $     (.19)
  Dividends declared                                          .22           .22           .22           .20         .20

CONSOLIDATED STATEMENT OF INCOME ANALYSIS

Net Interest Income

The Corporation's taxable-equivalent net interest income was $271.5 million for the second quarter of 1995, an increase of $2.8 million, or 1 percent, from $268.7 million for the second quarter of 1994. This increase in taxable-equivalent net interest income was due to an increase in the Corporation's average interest-earning assets, primarily loans, which was largely offset by a decline in net interest margin, discussed more fully below. Average loans increased $3.9 billion to $21.5 billion for the second quarter of 1995 from $17.7 billion for the comparable prior year period. The increase in average loans included $2.9 billion due to the acquisitions of Shawmut Capital Corporation and Northeast and growth of $1.3 billion in commercial loans and $202.8 million in consumer lending and a decrease in real estate investor/developer lending of $264.0 million. Average securities decreased $356 million to $10.0 billion for the second quarter of 1995 from $10.4 billion for the second quarter of 1994 as a result of maturities being used to fund loan growth. Average interest-bearing liabilities were $27.7 billion for the second quarter of 1995, compared with $24.2 billion for the second quarter of 1994, reflecting higher levels of interest-bearing deposits and notes and debentures which supported the increase in average interest-earning assets. An analysis of net interest income is presented in Table 2.

TABLE 2 - ANALYSIS OF NET INTEREST INCOME

										  Quarter ended
							   Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                               1995          1995          1994          1994         1994

INTEREST AND DIVIDEND INCOME
  (taxable-equivalent basis)
Loans                                                 $     457.9  $      422.1  $      360.6  $      333.8  $    320.7
Securities
  Available for sale, at fair value                          37.8          35.8          35.5          32.1        39.9
  Held to maturity                                          113.4         116.8         117.9         115.5       107.2
Residential mortgages held for sale                           1.4           1.0           1.2           5.3         2.9
Short-term investments                                        6.1           8.1           8.9           5.9         3.7
Trading account securities                                     .6            .5            .5            .2          .2
  Total interest income                                     617.2         584.3         524.6         492.8       474.6

INTEREST EXPENSE
Deposits                                                    168.9         146.5         122.3         107.7        90.6
Other borrowings                                            135.3         124.8         104.0          88.9        95.4
Notes and debentures                                         41.5          39.8          32.4          27.3        19.9
  Total interest expense                                    345.7         311.1         258.7         223.9       205.9
NET INTEREST INCOME
  (taxable-equivalent basis)                                271.5         273.2         265.9         268.9       268.7
Taxable-equivalent adjustment                                 3.1           2.9           2.5           3.0         3.0
NET INTEREST INCOME                                   $     268.4  $      270.3  $      263.4  $      265.9  $    265.7

INTEREST RATE SPREAD
  (taxable-equivalent basis)                                 2.71 %        2.88 %        3.01 %        3.21 %      3.23 %
NET INTEREST MARGIN
  (taxable-equivalent basis)                                 3.39 %        3.55 %        3.65 %        3.78 %      3.76 %

The net interest margin on a taxable-equivalent basis for the second quarter of 1995 was 3.39 percent, a decrease of 37 basis points from
3.76 percent for the comparable prior year quarter. Net interest margin for the first quarter of 1995 was 3.55 percent. The decline in net interest margin from the second quarter of 1994 reflects the effect of the rising interest rate environment on the Corporation's liability sensitive balance sheet over this period, resulting in interest-bearing liabilities repricing faster than interest-earning assets. The Corporation utilizes short-term borrowings, including securities sold under agreements to repurchase and federal funds purchased, as a source of funding for a portion of its interest-earning assets. The average interest rate paid on securities sold under agreements to repurchase increased from 3.91 percent for the second quarter of 1994 to 5.89 percent for the second quarter of 1995, or an increase of 198 basis points. Similarly, the average interest rate paid on federal funds purchased increased from 3.93 percent to 6.25 percent, or 232 basis points, over the same period. During this same period, the Corporation extended certain funding maturities while shortening asset maturities to largely eliminate this balance sheet liability sensitivity. These risk reduction activities have also contributed to the decline in net interest margin. A discussion of interest rate risk appears on page
13.  An analysis of net interest margin is presented in Table 3.

Taxable-equivalent net interest income was $544.7 million for the first six months of 1995, an increase of $.6 million, or less than 1 percent, from $544.1 million for the first six months of 1994. The net interest margin was 3.46 percent for the six months ended June 30, 1995, compared with 3.84 percent for the comparable period a year ago.


TABLE 3 - ANALYSIS OF NET INTEREST MARGIN

										  Quarter ended
							   Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                               1995          1995          1994          1994         1994
Net interest income (taxable-equivalent basis)        $     271.5  $      273.2  $      265.9  $      268.9  $    268.7

Average interest-earning assets supported by:
  Interest-bearing liabilities                        $    27,676  $     26,539  $     24,639  $     24,034  $   24,174
  Noninterest-bearing liabilities                           4,361         4,362         4,440         4,361       4,408
Total average interest-earning assets                 $    32,037  $     30,901  $     29,079  $     28,395  $   28,582

Average yields and average rates
 (taxable-equivalent basis):
  Interest-earning assets yield                              7.72 %        7.63 %        7.18 %        6.91 %      6.65 %
  Rate paid on interest-bearing liabilities                  5.01          4.75          4.17          3.70        3.42
Interest rate spread                                         2.71 %        2.88 %        3.01 %        3.21 %      3.23 %
Net interest margin                                          3.39 %        3.55 %        3.65 %        3.78 %      3.76 %

Provision for Credit Losses

There was no provision for credit losses in the second quarter of both 1995 and 1994. With continuing increases in reserve coverage of nonaccruing loans and the credit quality of the loan portfolio, the Corporation does not currently anticipate that provisions for credit losses will be necessary in the second half of 1995. Future levels of the reserve for credit losses and provisions for credit losses may be affected by changes in economic conditions and loan quality.


TABLE 4 - NONINTEREST INCOME

										  Quarter ended
							   Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                               1995          1995          1994          1994         1994
Customer service fees:
  Deposit transaction and other services              $      27.6  $       25.2  $       25.1  $       25.6  $     24.2
  Cash management services                                   15.3          16.0          15.2          15.2        16.4
  Credit and trade related services                           8.3           7.0           5.9           5.5         5.2
  Investment services and commissions                         3.6           3.4           3.6           2.4         3.0
    Total                                                    54.8          51.6          49.8          48.7        48.8
Trust and agency fees:
  Personal                                                   19.7          18.4          17.3          17.9        19.2
  Institutional                                               4.4           4.5           4.3           4.9         4.7
  Corporate                                                   5.4           5.7           6.9           3.6         2.9
  Not-for-profit                                              1.9           2.2           2.0           2.1         2.3
    Total                                                    31.4          30.8          30.5          28.5        29.1
Other income:
  Loan servicing                                             10.6           4.3          12.6           4.6        10.5
  Trading account profits                                     1.0           1.3           1.0           1.0         1.3
  Foreign exchange trading                                     .4          (1.2)          2.8                      (1.1)
  Residential mortgage sales                                   .2           (.1)          (.1)           .9          .1
  Other                                                      12.0           8.7           7.6           7.2         5.2
    Total                                                    24.2          13.0          23.9          13.7        16.0
      Subtotal                                              110.4          95.4         104.2          90.9        93.9
Securities gains (losses), net                                1.3           (.1)                         .8
  Total noninterest income                            $     111.7  $       95.3  $      104.2  $       91.7  $     93.9

Noninterest income, excluding securities gains and losses, was $110.4 million for the second quarter of 1995, an increase of $16.5 million, or 18 percent, from $93.9 million for the second quarter of 1994, reflecting increases in customer service fees, other fees and the acquisitions of Shawmut Capital Corporation, Northeast and financial institutions purchased during 1994.

Customer service fees increased $6.0 million to $54.8 million for the second quarter of 1995 from $48.8 million for the comparable prior year period. Credit and trade related fees increased $3.1 million given higher levels of customer credit facilities and the impact of Shawmut Capital Corporation. Deposit transaction and other service fees increased $3.4 million due to price increases on consumer transaction fees in mid-1994, increased usage of the Corporation's Convenience Plus Card and the impact of fee standardization at acquired institutions. Offsetting these increases was a decrease in cash management fees of $1.1 million which reflects higher earnings credit rates for customer deposit balances maintained in lieu of direct payments.

Trust and agency fees increased $2.3 million to $31.4 million for the second quarter of 1995 from $29.1 million for the prior year quarter. The improvement in the 1995 period resulted from the acquisition of the processing services division of Poorman-Douglas (bankruptcy claims processing) in the fourth quarter of 1994. Trust and other assets under management totaled $16.4 billion at June 30, 1995, compared with $15.0 billion at June 30, 1994.

Other income increased $8.2 million to $24.2 million for the second quarter of 1995 from $16.0 million for the second quarter of 1994 principally due to the inclusion of Shawmut Capital Corporation and Northeast for the 1995 period. Loan servicing income for the second quarter of 1995 and 1994 includes $5.8 million and $5.3 million, respectively, of gains from the sale of mortgage servicing rights.

Noninterest income, excluding securities gains and losses, for the first six months of 1995 increased $22.4 million, or 12 percent, to $205.8 million from $183.4 million for the first six months of 1994.

During the second quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("FAS") No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122"). The new accounting standard requires that the Corporation's mortgage banking enterprise recognize the rights to service mortgage loans for others as a separate asset by allocating the total cost of originated mortgage loans to the mortgage servicing rights and the mortgage loans based on their relative fair values. The Corporation's criteria for, and policies relating to, estimating the fair value of mortgage servicing rights are consistent with the methods utilized for estimating the fair value of purchased mortgage servicing rights as determined by reference to independent third party sources. Retroactive capitalization of mortgage servicing rights for transactions prior to the adoption of FAS 122 is not permitted. The adoption of FAS 122 had an insignificant effect on the Corporation's results of operations.


TABLE 5 - NONINTEREST EXPENSES

										  Quarter ended
							   Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                               1995          1995          1994          1994         1994
Compensation                                          $      98.5  $      100.1  $       91.9  $       97.9  $    100.0
Benefits                                                     21.9          19.6          19.0          20.9        22.6
Occupancy                                                    23.3          23.8          24.2          23.8        25.0
Equipment                                                    14.2          14.8          14.5          14.2        13.1
FDIC insurance premiums                                      11.0          11.0          10.5          10.3        11.1
Communications                                               12.3          11.4          12.2          10.3        10.1
Advertising                                                   6.1           6.0           4.3           4.5         6.6
Goodwill amortization                                         5.3           4.0           2.6           2.0         1.8
Foreclosed properties expense                                  .7           1.6           1.0            .5         2.5
Other                                                        41.2          36.4          43.8          41.4        44.3
  Total                                                     234.5         228.7         224.0         225.8       237.1
Merger related charges                                       13.6          36.9                                   100.9
Restructuring related charges                                                                                      39.8
Foreclosed properties provision                                                            .5            .6          .9
  Total noninterest expenses                          $     248.1  $      265.6  $      224.5  $      226.4  $    378.7

Efficiency ratio                                             61.4 %        62.0 %        60.5 %        62.8 %      65.4 %
Full-time equivalent employees                              9,885         9,536         9,565         9,970      10,495

Noninterest expenses, excluding foreclosed properties provision and merger and restructuring related charges, were $234.5 million for the second quarter of 1995, a decrease of $2.6 million, or 1 percent, from $237.1 million for the second quarter of 1994. Excluding the effects of Shawmut Capital Corporation, Northeast and financial institutions purchased during 1994, noninterest expenses declined $24.7 million, or 10 percent, reflecting the Corporation's continuing cost management initiatives which included workforce reductions, branch consolidations and other expense control actions as well as acquisition consolidations that occurred during the second half of 1994. Compensation and benefits expense decreased $2.2 million, or 2 percent, to $120.4 million for the second quarter of 1995 from $122.6 million for the comparable prior year period. Compensation and benefits expense decreases are attributable to reductions in personnel from the cost management initiatives and acquisition consolidations discussed above and reflect $9.9 million of Shawmut Capital Corporation and Northeast expenses. Full-time equivalent employees totaled 9,885 at June 30, 1995, compared with 10,495 at June 30, 1994, and include the addition of approximately 1,000 employees through acquisitions in this time period.

Advertising expense was $6.1 million for the second quarter of 1995, down $.5 million from $6.6 million for the prior year period. Goodwill amortization increased $3.5 million for the second quarter of 1995 from $1.8 million for the second quarter of 1994, reflecting goodwill associated with the acquisitions of Shawmut Capital Corporation and Northeast as well as financial institutions purchased in the latter part of 1994.

Foreclosed properties expense declined $1.8 million, or 72 percent, to $.7 million for the second quarter of 1995 from $2.5 million in the comparable prior year quarter. There was no provision for foreclosed properties for the second quarter of 1995, compared with $.9 million for the second quarter of 1994. The decline in foreclosed properties expense and provision reflects the decline in the level of foreclosed properties at June 30, 1995 from the comparable prior year period.

Noninterest expenses, excluding foreclosed properties provision and merger and restructuring related charges, totaled $463.2 million for the first six months of 1995, compared with $476.9 million for the first six months of 1994.

Merger related charges of $13.6 million for the three months ended June 30, 1995 relate to the settlement of certain compensation expenses as a result of shareholder approval of the agreement to merge with Fleet.
As previously reported, merger related charges of $36.9 million recognized in the first quarter of 1995 related to the settlement of certain employee retirement benefits, also in connection with the agreement to merge with Fleet. Total merger related charges for the six months ended June 30, 1995 were $50.5 million. Merger related charges of $100.9 million recorded during the second quarter of 1994 reflect the costs to integrate three banking organizations which were acquired and accounted for as poolings of interests. The merger related charges included severance and benefits costs for workforce reductions, closure of duplicative branches and facilities, cancellation of vendor contracts, financial and advisory fees and losses for disposition of loans and securities.

Restructuring related charges of $39.8 million, also recorded in the second quarter of 1994, reflect the expansion of the Corporation's cost management program and other cost initiatives. Restructuring related charges included severance and benefit related costs for workforce reductions, branch and operational facilities consolidation and other costs.

Merger and restructuring related charges recorded during the second quarter of 1994 are more fully discussed in the Corporation's 1994 Annual Report on Form 10-K. Accrued merger and restructuring expenses totaled $6.8 million and $6.7 million, respectively, at June 30, 1995.

Income Taxes

The provision for income taxes for the second quarter of 1995 was $49.4 million, representing an effective income tax rate of 37.4 percent.
The income tax benefit for the second quarter of 1994 was $.4 million and is net of a $5.0 million tax expense related to the acquisitions completed in the quarter. Excluding this tax expense, the effective income tax rate was 28.2 percent. The increase in the effective income tax rate for the 1995 period was due to a decline in the level of nontaxable income and an increase in state income taxes.

The provision for income taxes for the six months ended June 30, 1995 and 1994 was $86.8 million and $38.8 million, respectively, representing an effective income tax rate of 37.4 percent and 34.7 percent (which excludes the $5.0 million acquisition related tax expense), respectively. The 1994 period reflects a reduction in the deferred tax asset valuation allowance of $1.5 million in the first quarter of 1994.

The Corporation's net deferred federal tax asset at June 30, 1995 was $170.9 million, compared with $165.0 million at December 31, 1994. Taxable income necessary to be generated in future periods to realize this net deferred federal tax asset at June 30, 1995 would be approximately $457 million. Deferred state taxes, net of related federal tax, totaled $81.0 million at June 30, 1995 and were reduced in their entirety by a valuation allowance of the same amount.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets at June 30, 1995 were $36.0 billion, up $3.6 billion, or 11 percent, from $32.4 billion at December 31, 1994. The increase is largely attributable to the acquisitions of Shawmut Capital Corporation and Northeast.

Total loans were $22.4 billion at June 30, 1995, an increase of $3.9 billion, or 21 percent, from $18.5 billion at December 31, 1994. The increase in loans from year-end 1994 was primarily due to the acquisition of Shawmut Capital Corporation, which contributed $2.4 billion in loans outstanding at January 31, 1995, and Northeast, which contributed $913.5 million in loans outstanding. Commercial and industrial loans increased from $7.0 billion at year-end to $10.2 billion at June 30, 1995, due to the acquisition of Shawmut Capital Corporation and modest growth in core lending sectors such as asset-based and specialized lending. Consumer lending, which includes residential mortgage, home equity and installment loans, increased $684.7 million, or 8 percent, from year-end to $9.3 billion due primarily to the acquisition of Northeast. Owner-occupied real estate loans increased from $1.4 billion at year-end to $1.5 billion at June 30, 1995, an increase of $95.3 million, primarily due to loans added as part of the Shawmut Capital Corporation acquisition.
Investor/developer real estate loans declined by $79.9 million from year-end, reflecting a selective reduction in certain segments of this portfolio.

The Corporation has a diversified loan portfolio with the commercial and industrial portfolio representing 46 percent of total loans at June 30, 1995. Consumer loans represented 41 percent of total loans at that date. Owner-occupied commercial real estate and investor/developer real estate loans were 7 percent and 6 percent, respectively. An analysis of the Corporation's loan portfolio is presented in Table 13 and by type in Tables 14 through 17. A discussion of the credit quality of the Corporation's loan portfolio begins on page 16.

Total securities decreased $490.3 million, or 5 percent, to $9.5 billion at June 30, 1995 from $10.0 billion at December 31, 1994. Securities classified as held to maturity and reported at amortized cost decreased $472.5 million to $7.5 billion at June 30, 1995 from $8.0 billion at December 31, 1994. Securities classified as available for sale totaled $2.0 billion at June 30, 1995 and December 31, 1994. Securities totaling $2.0 billion acquired in the Northeast acquisition were sold and the proceeds were utilized to decrease other borrowings. The Corporation uses a duration concept to quantify the exposure within its securities portfolio to changes in the level of interest rate risk. Duration is generally quoted in years and represents the price risk of an equivalent maturity zero coupon bond. The higher the duration value, the greater the interest rate risk. The hedge-adjusted duration of the Corporation's available for sale and held to maturity securities portfolio was 1.12 years and 2.07 years, respectively, at June 30, 1995 compared with 1.36 years and 2.37 years, respectively, at December 31, 1994. Additional information regarding the Corporation's securities portfolio is presented in Note 3 of Notes to Consolidated Financial Statements on page 28.

Total deposits at June 30, 1995 were $22.7 billion, up $2.0 billion, or 10 percent, from $20.7 billion at year-end 1994. Demand deposits decreased by $441.6 million, or 9 percent, to $4.7 billion at June 30, 1995 from year-end 1994. Demand deposits at December 31, 1994 reflected seasonally higher transaction related balances of corporate and financial institution customers. Core deposits, which do not include large denomination certificates of deposit, brokered retail deposits or foreign time deposits, were $19.7 billion at June 30, 1995, compared with $18.3 billion at December 31, 1994. Domestic time deposits were $8.5 billion at June 30, 1995, up $2.4 billion, or 40 percent, from year-end 1994, reflecting the Northeast acquisition, the use of brokered retail deposits to reduce the Corporation's reliance on short-term funding sources and, to a lesser extent, a shifting of balances from savings and money market accounts. Domestic time deposits purchased in the Northeast acquisition were $1.8 billion. Foreign time deposits were $912.3 million at June 30, 1995, up $36.0 million, or 4 percent, from year-end 1994.

Other borrowings, primarily securities sold under agreements to repurchase and federal funds purchased, increased $828.9 million to $7.9 billion at June 30, 1995 from $7.1 billion at December 31, 1994. The increase in other borrowings was primarily due to funding for the acquisition of Shawmut Capital Corporation. In addition to other borrowings, the Corporation's Shawmut Bank Connecticut subsidiary completed an offering of $250 million of subordinated bank notes on February 14, 1995 to partially fund the Shawmut Capital Corporation acquisition. As a result of this offering and notes issued under an existing bank note program, notes and debentures increased from $2.0 billion at year-end 1994 to $2.3 billion at June 30, 1995. On April 27, 1995, the Corporation's principal subsidiary banks established a $3.0 billion bank note program which will provide for future bank note issuances.

TABLE 6 - INTEREST RATE SENSITIVITY GAP ANALYSIS

The table below depicts the Corporation's interest rate sensitivity as of June 30, 1995. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps, caps and floors and futures contracts.


							     Repricing Periods
					       Two-       Four-        Seven-         Ten-          Over
				     One      three        six          nine         twelve          one
(in millions)                       month     months     months        months        months         year        Total
Short-term investments
  and other interest-
  earning assets                  $  1,024  $     55                                                         $    1,079
Securities                           1,327       307  $       879  $        367  $        348  $      6,274       9,502
Loans                                8,325     4,422        1,562           972           998         6,092      22,371
  Total interest-
    earning assets                  10,676     4,784        2,441         1,339         1,346        12,366      32,952
Interest-bearing
  deposits                           2,273     2,043        2,463         1,902         1,749         7,535      17,965
Other borrowings                     6,140     1,121          226           294            10           125       7,916
Notes and debentures                   448       825                         55           150           861       2,339
Noninterest-bearing
  sources of funds                     900       535                                                  3,297       4,732
  Total                              9,761     4,524        2,689         2,251         1,909        11,818      32,952
Off-balance sheet
  financial instruments               (336)    1,665         (465)          (36)         (232)         (596)
Interest rate
  sensitivity gap                 $    579  $  1,925  $      (713) $       (948) $       (795) $        (48)

Cumulative gap                    $    579  $  2,504  $     1,791  $        843  $         48  $          0

Interest rate sensitivity
  gap as a percent of
  interest-earning assets              1.8 %     5.8 %       (2.2)%        (2.8)%        (2.5)%
Cumulative gap as
  a percent of
  interest-earning assets              1.8 %     7.6 %        5.4 %         2.6 %          .1 %

Interest Rate Risk

As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was asset sensitive in the amount of $48 million at June 30, 1995. An asset sensitive interest rate gap would tend to increase earnings over a period of rising interest rates, while declining rates would reduce earnings. The effects of interest rate caps and corridors are included in the interest sensitivity table to the extent that these instruments have become operative. However, certain interest rate agreements have not been included in the interest rate sensitivity table as the level of interest rate indices at which these agreements become operative has not been reached. Based on an analysis of a 100 basis point increase in interest rates, the twelve-month cumulative gap at June 30, 1995 would change from $48 million asset sensitive to a $152 million liability sensitive interest rate gap when giving effect to these interest rate agreements. The Corporation also utilizes modeling and other analytical techniques to measure the effect on net interest income under different interest rate scenarios. Given an immediate 100 basis point decrease in interest rates, the effect on net interest income would be a reduction of approximately $6.7 million when compared with the amount of net interest income assumed to be earned absent such an interest rate decrease for the twelve-month period following June 30, 1995.

The use of interest rate instruments such as interest rate swaps, caps and floors and futures contracts are integrated into the Corporation's interest rate risk management. The notional amounts of these instruments are not reflected in the Corporation's balance sheet.
However, these instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

At June 30, 1995, the Corporation had approximately $4.3 billion in notional amounts of interest rate swap agreements outstanding utilized for the management of interest rate risk, an increase of $664 million from $3.7 billion at December 31, 1994. During the second quarter of 1995, $.5 billion in notional amounts of fixed receive interest rate swaps, $.4 billion in notional amounts of basis swaps and $.2 billion in notional amounts of fixed pay interest rate swaps were executed. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments based upon a notional principal amount and maturity date. Interest rate swap agreements are used to synthetically alter the maturity and repricing characteristics of assets and liabilities.

In addition to interest rate swap agreements, the Corporation utilizes interest rate cap and floor agreements to manage interest rate risk.
At June 30, 1995, the Corporation had approximately $1.0 billion in notional amounts of purchased interest rate cap agreements outstanding. In addition, approximately $.9 billion in notional amounts of interest rate cap agreements which consist of a simultaneous purchase and sale of a cap, the combination of which are known as interest rate corridors, were outstanding at June 30, 1995. Interest rate corridors are utilized to protect the Corporation from a contraction in the interest rate spread due to a moderate rise in interest rates.

Exchange-traded futures contracts are also used by the Corporation to manage interest rate risk on the Corporation's funding sources. The notional amounts of futures contracts sold at June 30, 1995 were approximately $1.3 billion, a decrease of $4.7 billion from $6.0 billion at December 31, 1994, due to contract settlements during the first six months of 1995. The unrealized gain related to these Eurodollar futures contracts at June 30, 1995, which has been deferred, was approximately $.5 million. Maturities of the notional amounts of futures contracts sold are as follows: $.6 billion in 1995; $.6 billion in 1996; and $.1 billion in 1997.

Activity for interest rate agreements utilized for the management of interest rate risk for the first six months of 1995 follows:


											   Swaps
								       Plain         Plain       Amortizing
								       fixed         fixed          fixed
Notional amounts (in millions)                                          pay         receive        receive      Basis
Balance, December 31, 1994                                         $      1,659  $         60  $      1,349  $      605
Additions                                                                   232           500                       370
Maturities                                                                                 50  37        88         300
Balance, June 30, 1995                                             $      1,891  $        510  $      1,261  $      675
Weighted average receive rate at period end                                6.71 %        5.82 %        4.58 %      6.11 %
Weighted average pay rate at period end                                    6.04 %        6.08 %        5.88 %      6.13 %
Average final maturity at period end                                2.65 years    2.58 years     1.73 years   .67 years

											    Other
													       Futures
													      contracts
Notional amounts (in millions)                                          Caps       Corridors       Collars       sold
Balance, December 31, 1994                                         $      1,775  $      1,031  $        500  $    6,005
Additions                                                                                                         2,771
Maturities                                                                  800            88           500         361
Settlements                                                                                                       7,139
Balance, June 30, 1995                                             $        975  $        943  $      -      $    1,276
Average final maturity at period end                                 1.15 years    1.08 years                 .96 years

The fair value of interest rate instruments at June 30, 1995, which exclude exchange-traded futures contracts, was approximately $43.1 million, and represents the estimated amount that the Corporation would pay if the agreements were terminated at that date. The unamortized premium recorded in the Corporation's balance sheet related to interest rate risk management agreements was $25.5 million at June 30, 1995.

Liquidity

Liquidity is the ability to meet cash needs arising from fluctuations in loans, securities, deposits and other borrowings. The Corporation manages liquidity on three levels: at a consolidated level; at the subsidiary banks level; and at the parent company (Shawmut National Corporation) level.

The Corporation primarily manages its liquidity using an uncollateralized purchased funds concept, consistent with the condition of the Corporation's earnings, capital, asset quality and economic environment. Uncollateralized purchased funds ("UPFs") consist of federal funds purchased, large denomination certificates of deposit, Eurodollar deposits and private placement notes. When measuring liquidity, UPFs are offset by available short-term investments including federal funds sold, bid-based money market loans, reverse repurchase agreements and unused repurchase agreement collateral (U.S. Government and agency securities and highly liquid marketable securities). At June 30, 1995, UPFs were $3.1 billion. This was offset by $4.4 billion in short-term investments and unused repurchase agreement collateral, leaving the Corporation with an excess of short-term investments and unused repurchase agreement collateral over UPFs of $1.3 billion. Short-term investments and unused repurchase agreement collateral exceeded the volume of UPFs by $1.5 billion at December 31, 1994. During the second quarter of 1994, the Corporation, through its principal subsidiary banks, expanded its available funding alternatives by establishing a $2.0 billion bank note program which provided access to other diversified funding sources. On April 27, 1995, the banks established a $3.0 billion bank note program which will provide for future bank note issuances. Bank note issuances totaled $1.3 billion at June 30, 1995.

The Corporation manages the parent company's liquidity by measuring the difference between the volume of short-term investments and short-term funding sources and ongoing obligations, including debt maturities, interest payments and dividends. The parent company had short-term borrowings of $215.7 million and notes and debentures of $749.3 million at June 30, 1995. The parent company had cash and cash equivalents at June 30, 1995 of $341.2 million and securities with a fair value of $193.6 million. There are no scheduled maturities on notes and debentures in 1995. Scheduled maturities are $150 million in both 1996 and 1997. On July 18, 1995, the Corporation established a $150 million revolving credit agreement with a maturity of December 31, 1996.

Capital

The Corporation's total shareholders' equity at June 30, 1995 was $2.6 billion, or 7.17 percent of total assets, compared with $2.2 billion, or 6.78 percent of total assets, at December 31, 1994, an increase of $381.0 million. As a result of the acquisition of Northeast on June 9, 1995, the Corporation issued 6,483,665 shares of common stock. The fair value of the Corporation's common stock issued as consideration for Northeast common stock and options was $192.8 million. Also, in connection with the acquisition of Shawmut Capital Corporation, on January 26, 1995, the Corporation completed a $125 million offering of 500,000 shares of 9.35% cumulative preferred stock with a stated value of $250 per share, represented by depositary shares. The increase in shareholders' equity for the first six months of 1995 also reflects a $41.2 million decline in the net after-tax unrealized loss on the Corporation's $2.0 billion available for sale securities portfolio. Volatility in shareholders' equity may occur in future periods as the fair value of the Corporation's available for sale securities portfolio changes with market conditions.

During the second quarter of 1995, the Corporation announced its intention to repurchase approximately 9 million shares of common stock in connection with shares issued as part of the Northeast acquisition and expected issuances for employee stock options. As of June 30, 1995, 3.1 million common shares had been repurchased at a cost of $99.3 million.


The Corporation's Risk-based capital and Leverage ratios were as follows:
							 Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                             1995          1995          1994          1994         1994
Shareholders' equity                                  $   2,577.7  $    2,385.1  $    2,197.2  $    2,129.3  $  2,068.3
Tier 1 capital                                            2,076.9       2,061.4       2,091.0       2,017.3     1,979.1
Total capital                                             3,151.0       3,142.7       2,919.3       2,857.7     2,813.6
Risk-weighted assets                                     29,826.9      27,960.1      25,284.4      23,824.6    23,303.3
Ratios:
  Shareholders' equity to assets                             7.17 %        6.98 %        6.78 %        6.79 %      6.74 %
  Risk-based capital
    Tier 1 capital                                           6.96          7.37          8.27          8.47        8.49
    Total capital                                           10.56         11.24         11.55         11.99       12.07
  Leverage                                                   6.08          6.21          6.62          6.54        6.38

The Corporation's Risk-based Tier 1 and Total capital ratios were 6.96 percent and 10.56 percent at June 30, 1995, respectively, compared with
8.27 percent and 11.55 percent at December 31, 1994, respectively. The Leverage ratio, a measure of Tier 1 capital to quarterly average assets, was 6.08 percent at June 30, 1995, compared with 6.62 percent at December 31, 1994. The decline in the Risk-based capital and Leverage ratios from year-end 1994 was due to the increase in risk-weighted and other assets as a result of the acquisitions of Shawmut Capital Corporation and Northeast and common stock repurchases. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation exceeded the requirements for a well-capitalized financial institution at June 30, 1995.


The Corporation's principal subsidiary banks' (Shawmut Bank Connecticut and Shawmut Bank Massachusetts)
Risk-based capital and Leverage ratios were as follows:
							 Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                             1995          1995          1994          1994         1994

SHAWMUT BANK CONNECTICUT
Shareholder's equity                                  $   1,476.8  $    1,428.4  $    1,236.4  $    1,201.3  $  1,203.2
Tier 1 capital                                            1,191.6       1,183.5       1,202.9       1,166.0     1,161.6
Total capital                                             1,649.1       1,627.7       1,371.2       1,323.6     1,315.8
Risk-weighted assets                                     16,242.4      15,417.2      13,353.3      12,468.1    12,183.2
Ratios:
  Shareholder's equity to assets                             7.77 %        7.65 %        7.22 %        7.60 %      7.64 %
  Risk-based capital
    Tier 1 capital                                           7.34          7.68          9.01          9.35        9.53
    Total capital                                           10.15         10.56         10.27         10.62       10.80
  Leverage                                                   6.57          6.62          7.51          7.43        7.55

SHAWMUT BANK MASSACHUSETTS

Shareholder's equity                                  $   1,154.1  $    1,147.5  $    1,156.9  $    1,151.2  $  1,051.1
Tier 1 capital                                            1,058.3       1,099.6       1,113.1       1,099.4     1,026.0
Total capital                                             1,222.3       1,258.5       1,273.4       1,255.6     1,176.2
Risk-weighted assets                                     12,004.6      11,669.1      11,165.2      10,810.3    10,322.5
Ratios:
  Shareholder's equity to assets                             7.71 %        7.88 %        8.02 %        8.09 %      7.76 %
  Risk-based capital
    Tier 1 capital                                           8.82          9.42          9.97         10.17        9.94
    Total capital                                           10.18         10.78         11.40         11.61       11.39
  Leverage                                                   7.31          7.78          7.93          8.17        7.45

The Corporation's subsidiary banks' Risk-based capital and Leverage ratios exceeded the requirements for a well-capitalized financial institution at June 30, 1995.

CREDIT QUALITY

Nonaccruing loans were $190.9 million at June 30, 1995, compared with $224.0 million at December 31, 1994. Approximately 24 percent of nonaccruing loans were less than 30 days past due at June 30, 1995, compared with approximately 26 percent at December 31, 1994. The acquisitions of Shawmut Capital Corporation and Northeast resulted in $10.7 million and $27.9 million, respectively, of nonaccruing loans and foreclosed properties held for accelerated disposition at June 30, 1995, which have been reported at the lower of cost or fair market value and are included with other assets. The ratio of nonaccruing loans to loans improved to .85 percent at June 30, 1995 from 1.21 percent at December 31, 1994. The ratio of the reserve for credit losses to nonaccruing loans was 283 percent at June 30, 1995, compared with 242 percent at December 31, 1994. Nonaccruing loans by loan type are presented in Table 8. Changes in nonaccruing loans are presented in Table 9.

Restructured loans, which are loans with original terms that have been modified as a result of a change in the borrower's financial condition, totaled $28.1 million at June 30, 1995, compared with $41.8 million at the end of 1994. Restructured loans included real estate investor/developer loans and owner-occupied commercial real estate loans of $21.3 million and $3.3 million, respectively, at June 30, 1995.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $46.4 million at June 30, 1995, compared with $43.3 million at December 31, 1994. These loans represented less than .3 percent of loans outstanding at June 30, 1995. Consumer loans represented 63 percent and 49 percent of accruing loans past due 90 days or more at June 30, 1995 and December 31, 1994, respectively.


TABLE 7 - NONACCRUING LOANS, RESTRUCTURED LOANS AND ACCRUING LOANS PAST DUE
		   90 DAYS OR MORE
							 Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                             1995          1995          1994          1994         1994
Nonaccruing loans
 Commercial / real estate loans:
  Current                                             $      42.5  $       51.2  $       51.5  $       46.0  $     50.8
  From 30 to 89 days past due                                15.7          19.1          13.0          16.7        14.2
  90 or more days past due                                   91.0         105.9         112.0         146.4       154.6
    Total                                                   149.2         176.2         176.5         209.1       219.6
 Consumer loans:
  Current                                                     3.3           3.6           5.9           5.6         9.2
  From 30 to 89 days past due                                 1.7           2.7           2.1           4.2         3.9
  90 or more days past due                                   36.7          45.9          39.5          47.0        52.5
    Total                                                    41.7          52.2          47.5          56.8        65.6
    Total nonaccruing loans                           $     190.9  $      228.4  $      224.0  $      265.9  $    285.2

Restructured loans                                    $      28.1  $       29.8  $       41.8  $       31.1  $     63.8
Accruing loans past due 90 days or more               $      46.4  $       55.6  $       43.3  $       53.1  $     47.8

Nonaccruing loans to loans                                    .85 %        1.08 %        1.21 %        1.50 %      1.65 %
Reserve for credit losses to
  nonaccruing loans                                        283.00        245.00        242.00        214.00      207.00


TABLE 8 - NONACCRUING LOANS BY LOAN TYPE
							 Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                             1995          1995          1994          1994         1994
Commercial and industrial                             $      47.1  $       55.0  $       36.0  $       59.3  $     60.6
Owner-occupied commercial real estate                        47.4          52.0          57.6          59.8        67.5
Real estate investor/developer
  Commercial mortgage                                        50.8          64.5          66.9          65.9        70.6
  Construction and other                                      3.9           4.7          16.0          24.1        20.9
    Total investor/developer                                 54.7          69.2          82.9          90.0        91.5
Consumer
  Residential mortgage                                       28.9          42.6          38.4          46.2        48.8
  Home equity                                                 9.4           7.2           6.5           7.0         8.2
  Installment and other                                       3.4           2.4           2.6           3.6         8.6
    Total consumer                                           41.7          52.2          47.5          56.8        65.6
    Total                                             $     190.9  $      228.4  $      224.0  $      265.9  $    285.2

TABLE 9 - CHANGES IN NONACCRUING LOANS

The changes in the Corporation's nonaccruing loans are summarized below:

										  Quarter ended
							 Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                             1995          1995          1994          1994         1994
Balance at beginning of period                        $     228.4  $      224.0  $      265.9  $      285.2  $    328.6
New nonaccruing loans                                        57.3          66.1          49.5          64.5        65.4
Additions for loans purchased                                 1.4          14.1
Decreases in nonaccruing loans
  Charge-offs                                                36.1          27.4          34.8          31.0        52.5
  Payments                                                   25.5          34.7          40.5          35.9        35.4
  Returns to accruing loans                                  15.3           4.9          11.6           6.5        12.3
  Sales                                                      16.1           1.7                          .4         5.8
  Transfers to foreclosed properties                          3.2           5.8           4.4           7.5         1.4
  Transfers to restructured loans                                           1.3            .1           2.5         1.4
    Total                                                    96.2          75.8          91.4          83.8       108.8
Balance at end of period                              $     190.9  $      228.4  $      224.0  $      265.9  $    285.2

Foreclosed properties decreased $14.8 million, or 79 percent, to $4.0 million at June 30, 1995 from $18.8 million at December 31, 1994.

Nonaccruing loans plus foreclosed properties totaled $194.9 million at June 30, 1995, a decline of $47.9 million, or 20 percent, from $242.8 million at December 31, 1994. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties was .87 percent at June 30, 1995, down from 1.31 percent at December 31, 1994.


TABLE 10 - NONACCRUING LOANS PLUS FORECLOSED PROPERTIES

							 Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                             1995          1995          1994          1994         1994
Nonaccruing loans                                     $     190.9  $      228.4  $      224.0  $      265.9  $    285.2
Foreclosed properties                                         4.0          11.9          18.8          32.1        42.5
    Total                                             $     194.9  $      240.3  $      242.8  $      298.0  $    327.7

Nonaccruing loans plus foreclosed properties
  to loans plus foreclosed properties                         .87 %        1.14 %        1.31 %        1.68 %      1.89 %

RESERVE FOR CREDIT LOSSES

The reserve for credit losses was $541.2 million at June 30, 1995, compared with $542.1 million at December 31, 1994. The reserve for credit losses reflects the addition of $53.3 million of reserves purchased as part of the Shawmut Capital Corporation and Northeast acquisitions after net loan charge-offs of $54.2 million for the six months ended June 30, 1995. Changes in the Corporation's reserve for credit losses is presented in Table 11. The ratio of the reserve for credit losses to loans was 2.42 percent at June 30, 1995, compared with
2.93 percent at December 31, 1994. An analysis of the Corporation's credit loss experience is presented in Table 12. Net charge-offs, including $4.7 million related to a bulk sale of residential mortgages, were $29.6 million for the second quarter of 1995, equal to an annualized rate of .55 percent of average loans, compared with $48.7 million and 1.10 percent for the same period a year ago. A discussion of the provision for credit losses is presented on page 7.

The Corporation adopted, on a prospective basis, FAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the fair value of collateral for collateral dependent loans, when assessing the need for an impairment reserve.
The Corporation had previously considered the methods prescribed by FAS 114, as well as other matters, when assessing the adequacy of the reserve for credit losses. As a result, there was no effect on the Corporation's results of operations from the adoption of this accounting standard. A further discussion of the adoption of FAS 114 is included in Note 4 of Notes to Consolidated Financial Statements on page 29.


TABLE 11 - RESERVE FOR CREDIT LOSSES

										  Quarter ended
							 Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                             1995          1995          1994          1994         1994
Reserve for credit losses at beginning of period      $     559.2  $      542.1  $      567.8  $      589.8  $    638.5
Provision charged to operations
Addition for loans purchased                                 11.6          41.7                         4.3
Loans charged off
  Gross                                                     (42.5)        (33.4)        (43.7)        (40.7)      (60.5)
  Recoveries                                                 12.9           8.8          18.0          14.4        11.8
  Net                                                       (29.6)        (24.6)        (25.7)        (26.3)      (48.7)
Reserve for credit losses at end of period            $     541.2  $      559.2  $      542.1  $      567.8  $    589.8

Net charge-offs (annualized)
  to average loans                                            .55 %         .49 %         .57 %         .60 %      1.10 %
Reserve for credit losses to
  net charge-offs (annualized)                               4.57 x        5.67 x        5.28 x        5.40 x      3.03 x
Reserve for credit losses to loans                           2.42 %        2.65 %        2.93 %        3.20 %      3.40 %


TABLE 12 - CREDIT LOSS EXPERIENCE

										  Quarter ended
							 Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                             1995          1995          1994          1994         1994
Reserve for credit losses at beginning of period      $     559.2  $      542.1  $      567.8  $      589.8  $    638.5
Provision charged to operations
Addition for loans purchased                                 11.6          41.7                         4.3
Loans charged off:
  Commercial and industrial                                   8.7           2.7           4.6           4.6         6.0
  Owner-occupied commercial real estate                       7.4           6.0           7.1           4.5         3.0
  Real estate investor/developer
    Commercial mortgage                                       8.1          14.6          14.5          14.2        20.8
    Construction and other                                     .8           3.0           5.4           4.0         2.6
    Total investor/developer                                  8.9          17.6          19.9          18.2        23.4
  Consumer
    Residential mortgage                                     14.0           4.2           7.5           9.4        12.8
    Home equity                                                .8            .7           1.7           1.4        12.0
    Installment and other                                     2.7           2.2           2.9           2.6         3.3
    Total consumer                                           17.5           7.1          12.1          13.4        28.1
    Total loans charged off                                  42.5          33.4          43.7          40.7        60.5
Recoveries on loans charged off:
  Commercial and industrial                                   2.6           3.0           5.8           5.3         3.9
  Owner-occupied commercial real estate                       1.7           1.4           2.0           1.2          .6
  Real estate investor/developer                              5.6           1.7           5.6           2.1         1.2
  Consumer                                                    3.0           2.7           4.6           5.8         6.1
    Total recoveries                                         12.9           8.8          18.0          14.4        11.8
Net loans charged off                                        29.6          24.6          25.7          26.3        48.7
Reserve for credit losses at end of period            $     541.2  $      559.2  $      542.1  $      567.8  $    589.8

PORTFOLIO STATISTICS

The following tables set forth loan statistical information:


TABLE 13 - LOAN PORTFOLIO

							 Jun 30        Mar 31        Dec 31        Sep 30       Jun 30
(in millions)                                             1995          1995          1994          1994         1994
Commercial and industrial                             $  10,190.2  $    9,644.2  $    7,006.4  $    6,201.3  $  5,992.7
Owner-occupied commercial real estate                     1,507.3       1,564.5       1,412.0       1,423.4     1,407.1
Real estate investor/developer
  Commercial mortgage                                     1,261.3       1,231.6       1,309.2       1,401.3     1,461.0
  Construction and other                                    125.4         136.4         157.4         150.5       150.9
    Total investor/developer                              1,386.7       1,368.0       1,466.6       1,551.8     1,611.9
Consumer
  Residential mortgage                                    6,212.5       5,541.2       5,592.1       5,608.1     5,474.0
  Home equity                                             1,618.6       1,582.9       1,625.7       1,628.8     1,609.9
  Installment and other                                   1,455.7       1,434.0       1,384.3       1,322.5     1,233.5
    Total consumer                                        9,286.8       8,558.1       8,602.1       8,559.4     8,317.4
    Total                                                22,371.0      21,134.8      18,487.1      17,735.9    17,329.1
Reserve for credit losses                                  (541.2)       (559.2)       (542.1)       (567.8)     (589.8)
    Total                                             $  21,829.8  $   20,575.6  $   17,945.0  $   17,168.1  $ 16,739.3

TABLE 14 - COMMERCIAL AND INDUSTRIAL LOANS - BY INDUSTRY SECTOR

									June 30, 1995                Net charge-offs
								       Loans                       Second      Year to
(in millions)                                                       outstanding   Nonaccruing      quarter       date
Manufacturing                                                      $    2,831.9  $       14.2  $         .7  $       .3
Wholesale                                                               1,654.5          13.7           1.4         1.2
Finance, insurance and
  real estate                                                           1,577.4           1.7            .2          .1
Communications                                                          1,567.9           5.1            .4          .6
Services                                                                1,167.3           6.9            .2          .1
Retail                                                                    607.8           4.3           2.5         2.6
Other                                                                     783.4           1.2            .7          .9
  Total                                                            $   10,190.2  $       47.1  $        6.1  $      5.8


TABLE 15 - OWNER-OCCUPIED COMMERCIAL REAL ESTATE LOANS - BY INDUSTRY SECTOR

									 June 30, 1995                Net charge-offs
								       Loans                       Second      Year to
(in millions)                                                       outstanding   Nonaccruing      quarter       date
Services                                                           $      416.9  $        9.7  $        1.1  $      1.3
Manufacturing                                                             278.2           6.8            .5         1.2
Finance, insurance and
  real estate                                                             251.9          10.9            .9         2.0
Retail                                                                    199.6          10.1           1.1         2.7
Wholesale                                                                 147.4           3.0            .9         1.1
Communications                                                             52.4            .8            .2          .6
Other                                                                     160.9           6.1           1.0         1.4
  Total                                                            $    1,507.3  $       47.4  $        5.7  $     10.3


TABLE 16 - REAL ESTATE INVESTOR/DEVELOPER LOANS - BY PROJECT

												     Net charge-offs
									 June 30, 1995                (recoveries)
									Loans                       Second      Year to
(in millions)                                                       outstanding   Nonaccruing      quarter       date
Apartment/rental                                                   $      287.1  $        6.0  $        1.3  $      4.0
Offices                                                                   280.0           9.1           (.3)        3.1
Retail                                                                    275.6           9.8           1.0         3.0
Mixed use                                                                 185.8           9.7           1.1         3.4
Industrial                                                                116.4           2.7            .7         3.3
Special purposes                                                           47.3           6.6           (.2)        (.1)
Residential developers
  Condominium                                                              44.8            .2            .1          .2
  Single family                                                            29.5           3.6           (.1)         .2
Research and development space                                             35.4                          .1          .1
Hotels, resorts, inns                                                      30.3            .8           (.2)         .1
Land                                                                       25.0           3.8           (.9)        (.3)
Other                                                                      29.5           2.4            .7         2.2
  Total                                                            $    1,386.7  $       54.7  $        3.3  $     19.2


TABLE 17 - CONSUMER LOANS - BY TYPE

									 June 30, 1995                Net charge-offs
								       Loans                       Second      Year to
(in millions)                                                       outstanding   Nonaccruing      quarter       date
Residential mortgages                                              $    6,212.5  $       28.9  $       12.5  $     15.4
Home equity lines                                                       1,237.0           7.3            .6         1.2
Indirect automobile                                                     1,098.7           1.8            .5         1.2
Home equity loans                                                         381.6           2.1            .1          .1
Direct installment                                                        290.2            .9            .4          .5
Other                                                                      66.8            .7            .4          .5
  Total                                                            $    9,286.8  $       41.7  $       14.5  $     18.9

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)

					     Three months ended             Six months ended
						  June 30                       June 30
(in thousands, except per share data)          1995           1994            1995            1994
INTEREST AND DIVIDEND INCOME
Loans                                  $     456,707  $     319,492  $      877,680  $      619,866
Securities
  Available for sale, at fair value           36,049         38,083          70,248          80,409
  Held to maturity                           113,369        107,199         230,165         210,480
Residential mortgages held for sale            1,443          2,916           2,430           8,301
Federal funds sold and securities
  purchased under agreements to resell         5,054          1,569           9,284           2,830
Interest-bearing deposits in other banks       1,054          2,148           4,950           3,677
Trading account securities                       389            234             731             432
    Total                                    614,065        471,641       1,195,488         925,995
INTEREST EXPENSE
Deposits                                     168,880         90,600         315,427         176,268
Other borrowings                             135,282         95,440         260,052         175,519
Notes and debentures                          41,506         19,859          81,275          35,971
    Total                                    345,668        205,899         656,754         387,758
NET INTEREST INCOME                          268,397        265,742         538,734         538,237
Provision for credit losses                                                                   3,000
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                268,397        265,742         538,734         535,237
NONINTEREST INCOME
Customer service fees                         54,798         48,844         106,378          97,317
Trust and agency fees                         31,411         29,065          62,256          58,482
Securities gains (losses), net                 1,320                          1,219            (768)
Other                                         24,126         15,998          37,065          27,600
    Total                                    111,655         93,907         206,918         182,631
NONINTEREST EXPENSES
Compensation and benefits                    120,368        122,604         239,992         248,395
Occupancy and equipment                       37,499         38,113          76,098          77,831
Merger related charges                        13,588        100,900          50,441         100,900
Restructuring related charges                                39,800                          39,800
Foreclosed properties provision and
  expense                                        705          3,375           2,284           9,105
Other                                         75,918         73,882         144,830         144,473
    Total                                    248,078        378,674         513,645         620,504
INCOME (LOSS) BEFORE INCOME TAXES            131,974        (19,025)        232,007          97,364
Income taxes (benefit)                        49,366           (356)         86,778          38,759
NET INCOME (LOSS)                      $      82,608  $     (18,669) $      145,229  $       58,605
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHARES                        $      75,373  $     (22,528) $      132,025  $       50,887

COMMON SHARE DATA
  Net income (loss)                    $         .61  $        (.19) $         1.08  $          .43
  Weighted average shares outstanding        123,748        118,445         122,699         118,136

The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (unaudited)

								     June 30       December 31
(in thousands)                                                        1995            1994
ASSETS
Cash and due from banks                                         $    1,212,821  $    1,986,182
Interest-bearing deposits in other banks                                85,054         439,936
Federal funds sold and securities purchased
  under agreements to resell                                           853,000         308,700
Trading account securities                                              31,061          27,859
Residential mortgages held for sale                                    109,808          72,205
Securities
  Available for sale, at fair value                                  1,974,074       1,991,853
  Held to maturity (fair value $7,431,090 and $7,561,890)            7,527,910       8,000,382
Loans, less reserve for credit
  losses of $541,243 and $542,116                                   21,829,804      17,945,027
Premises and equipment                                                 337,526         329,780
Customers' acceptance liability                                         16,783           5,166
Other assets                                                         1,982,410       1,291,521
  Total assets                                                  $   35,960,251  $   32,398,611

LIABILITIES
Deposits
  Demand                                                        $    4,719,589  $    5,161,182
  Savings, money market and NOW accounts                             8,583,519       8,649,988
  Domestic time                                                      8,468,939       6,058,769
  Foreign time                                                         912,298         876,314
    Total deposits                                                  22,684,345      20,746,253
Other borrowings                                                     7,915,473       7,086,579
Acceptances outstanding                                                 16,783           5,166
Accrued expenses and other liabilities                                 426,498         341,652
Notes and debentures                                                 2,339,441       2,021,788
  Total liabilities                                                 33,382,540      30,201,438

SHAREHOLDERS' EQUITY
Preferred stock, without par value
  Authorized - 10,000,000 shares
  Outstanding - 1,763,700 and 1,263,700 shares                         303,185         178,185
Common stock, $.01 par value
  Authorized - 300,000,000 shares
  Issued - 129,416,336 and 120,770,774 shares                            1,294           1,208
Surplus                                                              1,515,557       1,288,825
Retained earnings                                                      857,108         783,223
Net unrealized loss on securities available for sale                   (13,019)        (54,268)
Treasury stock, common stock at cost (2,714,797 shares)                (86,414)
  Total shareholders' equity                                         2,577,711       2,197,173
  Total liabilities and shareholders' equity                    $   35,960,251  $   32,398,611

The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

									Six months ended
									   June 30
(in thousands)                                                        1995            1994
SHAREHOLDERS' EQUITY at beginning of period                     $    2,197,173  $    2,102,371

PREFERRED STOCK
Issuance of preferred stock (500,000 shares)                           125,000
Purchase of preferred stock (11,300 shares)                                               (565)
Redemption of preferred stock (170,073 shares)                                         (15,215)

COMMON STOCK, $.01 par value
Shares issued under Dividend Reinvestment
  and Stock Purchase Plans (835,981 and 720,623 shares)                      8               7
Shares issued under stock option and employee
  benefit plans (1,325,916 and 349,718 shares)                              13               3
Shares issued for Northeast acquisition (6,483,665 shares)                  65

SURPLUS
Additional proceeds from:
  Shares issued under Dividend Reinvestment
    and Stock Purchase Plans                                            14,324          15,162
  Shares issued under stock option
    and employee benefit plans                                          23,909           3,199
  Shares issued for Northeast acquisition                              192,687
Preferred stock issuance costs                                          (4,188)

RETAINED EARNINGS
Net income                                                             145,229          58,605
Cash dividends declared by the Corporation on:
  Preferred stock                                                      (13,204)         (7,718)
  Common stock                                                         (55,193)        (42,908)
Cash dividends declared by merged companies prior to merger                             (1,143)
Restricted stock awards                                                  1,008             629
Reissuance of common stock from treasury                                (3,955)           (177)
Redemption of preferred stock                                                           (3,114)

NET UNREALIZED LOSS ON SECURITIES
Unrealized appreciation (depreciation) on securities available
  for sale                                                              41,249         (43,120)

TREASURY STOCK
Purchase of common stock (3,267,396 and 66,584 shar                   (103,264)         (1,558)
Reissuance of common stock under Dividend Reinvestment
  and Stock Purchase Plans (552,599 and 171,527 sha                     16,850           3,865
SHAREHOLDERS' EQUITY at end of period                           $    2,577,711  $    2,068,323

The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

									Six months ended
									   June 30
(in thousands)                                                         1995            1994
OPERATING ACTIVITIES
Net income                                                      $      145,229  $       58,605
Adjustments to reconcile net income to cash
    provided (used) by operating activities:
  Provision for credit losses                                                            3,000
  Provision for foreclosed properties                                                    2,929
  Provision for merger and restructuring related charges                50,441         140,700
  Depreciation, amortization and other                                  65,441          53,588
  Gains from the sale of loans, premises and equipment and
    other assets                                                       (12,640)         (9,210)
  Increase in trading account securities                                (3,202)        (10,752)
  Decrease (increase) in residential mortgages held for sale           (37,603)        377,477
  Decrease (increase) in other assets and accrued expenses
    and other liabilities                                             (443,991)         39,073
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          (236,325)        655,410

FINANCING ACTIVITIES
Increase (decrease) in total deposits                                 (609,365)        571,714
Increase (decrease) in other borrowings                                275,341      (1,971,457)
Proceeds from issuances of bank notes, net                              15,000         850,000
Proceeds from issuance of subordinated bank notes                      249,668
Principal payments on notes and debentures                                (184)           (188)
Proceeds from issuances of common and preferred stock                  171,961          22,059
Purchases of common and preferred stock                               (103,264)        (20,452)
Cash dividends paid                                                    (63,720)        (48,792)
CASH USED BY FINANCING ACTIVITIES                                       64,563        (597,116)

INVESTING ACTIVITIES
Increase in short-term investments                                    (189,418)       (639,954)
Proceeds from sales of securities available for sale                 3,665,887       2,449,689
Maturities of securities available for sale                             43,885         463,048
Purchases of securities available for sale                          (1,481,874)     (1,863,600)
Maturities of securities held to maturity                              521,557         914,461
Purchases of securities held to maturity                               (62,567)     (1,549,977)
Proceeds from sales of loans                                            79,571          13,112
Purchases of loans                                                  (2,415,844)       (243,890)
Loans originated less principal collected                             (648,841)        167,908
Purchases of premises and equipment and other assets                   (15,350)        (20,397)
Proceeds from the sale of premises and equipment
 and other assets                                                       30,521          31,808
CASH USED BY INVESTING ACTIVITIES                                     (472,473)       (277,792)

DECREASE IN CASH AND DUE FROM BANKS                                   (773,361)       (219,498)
Cash and due from banks at beginning of period                       1,986,182       1,539,690
CASH AND DUE FROM BANKS AT END OF PERIOD                        $    1,212,821  $    1,320,192

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                   $      593,888  $      397,316
Income taxes paid                                               $       95,812  $       32,715

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

NOTE 2 - MERGER  AND ACQUISITIONS

Completed Acquisitions

On June 9, 1995, the Corporation completed its acquisition of Northeast Federal Corp. ("Northeast") of Farmington, Connecticut, with assets of $3.3 billion and liabilities of $3.2 billion. The Corporation issued 6,483,665 shares of common stock in connection with the acquisition. The fair value of the Corporation's common stock issued as consideration for Northeast common stock and options was $192.8 million. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of $159.2 million has been recorded as goodwill and is being amortized over a 15 year period. Northeast's banking subsidiary, Northeast Savings, F.A., was merged with and into a newly formed national bank, Shawmut Bank New York, N.A.

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

The following pro forma information presents the consolidated results of operations for the Corporation for the six-month periods ended June 30, 1995 and 1994 as if the Northeast and Shawmut Capital Corporation acquisitions had occurred at the beginning of the periods presented. In addition to combining the historical results of operations of the Corporation, Northeast and Shawmut Capital Corporation, the pro forma information reflects adjustments for the estimated effects of purchase accounting. The pro forma information may not be indicative of the results of operations that would have occurred if the acquisitions had been consummated at the beginning of the periods presented.


									 Six months ended
									    June 30,
(in thousands, except per share data)                                  1995            1994
Net interest income                                             $      572,909  $      597,714
Net income applicable to
  common shares                                                 $      133,650  $       56,052
Earnings per share                                              $         1.04  $          .45

Agreement and Plan of Merger

On February 20, 1995, the Corporation and Fleet Financial Group, Inc. ("Fleet"), a corporation organized and existing under the laws of the State of Rhode Island, entered into an agreement and plan of merger pursuant to which the Corporation will merge with and into Fleet (the "Merger"). As a result of the Merger, each share of the $.01 par value common stock of the Corporation outstanding immediately prior to the effective time of the Merger, other than shares held directly or indirectly by the Corporation or Fleet, will be converted into the right to receive .8922 shares of Fleet common stock, which at that time will have a par value of $.01 per share. Each share of the Corporation's Preferred Stock with Cumulative and Adjustable Dividends with a stated value of $50 per share, 9.30% Cumulative Preferred Stock and 9.35% Cumulative Preferred Stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive one equivalent share of each of the respective series of Fleet preferred stock.

The Merger is intended to constitute a tax-free transaction and to be accounted for as a pooling of interests. It is anticipated that the Merger will be consummated in the fourth quarter of 1995. On June 21, 1995, common stock shareholders of both Fleet and the Corporation voted to approve the Merger. The Merger is subject to the receipt of various regulatory approvals and the satisfaction (or, where permissible, waiver) of certain other standard closing conditions.


NOTE 3 - SECURITIES

The amortized cost and fair value of securities classified as available for sale at June 30, 1995 and December 31, 1994 are summarized as follows:

					 June 30, 1995                 December 31, 1994
				     Amortized         Fair         Amortized         Fair
(in thousands)                          cost          value           cost            value
U.S. Government and agency
 securities
  U.S. Treasury                   $   1,175,082  $   1,168,519  $    1,275,041  $    1,222,712
  Mortgage backed                        25,973         25,973         204,498         206,093
Equity securities                       196,384        190,772         149,521         140,400
Corporate mortgage backed and
  other securities                      596,689        588,381         446,186         422,553
State and municipal obligations             426            429              96              95
    Total                         $   1,994,554  $   1,974,074  $    2,075,342  $    1,991,853

The amortized cost of securities classified as available for sale exceeded fair value by approximately $20.5 million at June 30, 1995, consisting of unrealized losses of approximately $21.2 million and unrealized gains of approximately $.7 million, and $83.5 million at December 31, 1994, consisting of unrealized losses of approximately $86.3 million and unrealized gains of approximately $2.8 million. As a result, net unrealized losses of $13.0 million and $54.3 million on securities classified as available for sale at June 30, 1995 and December 31, 1994, respectively, after applicable income taxes, were included as a separate component of shareholders' equity.

The amortized cost and fair value of securities classified as held to maturity at June 30, 1995 and December 31, 1994 are summarized as follows:

					  June 30, 1995                 December 31, 1994
				     Amortized         Fair         Amortized         Fair
(in thousands)                          cost          value           cost            value
U.S. Government and agency
 securities
  Mortgage backed                 $   3,387,530  $   3,350,854  $    3,556,103  $    3,345,768
  U.S. Treasury                       1,927,023      1,908,009       1,953,820       1,838,679
Asset backed and other securities     2,213,357      2,172,227       2,490,459       2,377,443
    Total                         $   7,527,910  $   7,431,090  $    8,000,382  $    7,561,890

The amortized cost of securities classified as held to maturity exceeded fair value by approximately $96.8 million at June 30, 1995, consisting of unrealized losses of approximately $114.7 million and unrealized gains of approximately $17.9 million, and $438.5 million at December 31, 1994, consisting of unrealized losses of approximately $439.6 million and unrealized gains of approximately $1.1 million.

NOTE 4 - LOANS

The components of the Corporation's loan portfolio at June 30, 1995 and December 31, 1994, net of unearned income of $65.5 million and $32.8 million, respectively, are summarized below:

<acpation>
								     June 30,      December 31,
(in thousands)                                                        1995            1994
Commercial and industrial                                       $   10,190,162  $    7,006,396
Owner-occupied commercial real estate                                1,507,378       1,412,007
Real estate investor/developer
  Commercial mortgage                                                1,261,259       1,309,224
  Construction and other                                               125,404         157,391
    Total investor/developer                                         1,386,663       1,466,615
Consumer
  Residential mortgage                                               6,212,469       5,592,084
  Home equity                                                        1,618,635       1,625,662
  Installment and other                                              1,455,740       1,384,379
    Total consumer                                                   9,286,844       8,602,125
    Total                                                           22,371,047      18,487,143
Less reserve for credit losses                                         541,243         542,116
    Total                                                       $   21,829,804  $   17,945,027

The details of the Corporation's nonaccruing loans, restructured loans and accruing loans past due 90 days or more at June 30, 1995 and December 31, 1994 are summarized as follows:

								    June 30,      December 31,
(in thousands)                                                        1995            1994
Nonaccruing loans
  Commercial and industrial                                     $       47,160  $       35,982
  Owner-occupied commercial real estate                                 47,387          57,560
  Real estate investor/developer                                        54,684          82,921
    Subtotal                                                           149,231         176,463
  Consumer                                                              41,711          47,488
    Total nonaccruing loans                                     $      190,942  $      223,951
Restructured loans                                              $       28,099  $       41,752
Accruing loans past due 90 days or more                         $       46,422  $       43,264

The Corporation adopted, on a prospective basis, Statement of Financial Accounting Standards ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the fair value of collateral for collateral dependent loans, when assessing the need for an impairment reserve. FAS 114 excludes smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage and consumer installment loans. The Corporation had previously considered the methods prescribed by FAS 114, as well as other matters, when assessing the adequacy of the reserve for credit losses. As a result, there was no effect on the Corporation's results of operations from the adoption of this accounting standard.

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

As indicated in the table above, at June 30, 1995 the recorded investment in impaired loans, excluding consumer amounts, was $149.2 million.
Impairment reserves at June 30, 1995, determined in accordance with FAS 114 and included as part of the Corporation's reserve for credit losses, approximated $10.9 million. At June 30, 1995, approximately $62.3 million of impaired loans which have been subjected to a specific review did not require an impairment reserve, due primarily to prior charge-offs. The average recorded investment in impaired loans, excluding consumer amounts, during the quarter ended June 30, 1995 was $168.0 million. For the quarter ended
June 30, 1995, the amount of interest income recognized on impaired loans was immaterial.

Restructured loans are loans with original terms which have been modified as a result of a change in the borrower's financial condition and are also required to be accounted for and reported in accordance with FAS 114 for restructurings that occur subsequent to January 1, 1995. As indicated in the table above, at June 30, 1995 restructured loans totaled $28.1 million. There were no loans included in this amount that were restructured subsequent to January 1, 1995.


NOTE 5 - OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The components of other assets at June 30, 1995 and December 31, 1994 are presented below:

								    June 30,      December 31,
(in thousands)                                                        1995            1994
Goodwill and other intangibles                                  $      510,312  $      154,488
Receivable for securities sold                                         223,382          10,000
Accrued interest income                                                220,723         227,654
Net deferred income taxes                                              170,913         164,958
Cash surrender value of life insurance                                 160,280         156,913
Prepaid pension expense                                                 92,488         128,614
Rhode Island covered assets                                             75,290
Assets held for accelerated disposition                                 41,816
Foreclosed properties                                                    4,020          18,831
Other                                                                  483,186         430,063
  Total                                                         $    1,982,410  $    1,291,521

Northeast's banking subsidiary had previously acquired certain assets of four Rhode Island financial institutions which were in receivership proceedings ("Rhode Island covered assets"). The Corporation, through its acquisition of Northeast, is protected against losses incurred through 1999 relative to all loans acquired from the institutions, including loans foreclosed upon subsequent to acquisition. Accordingly, Rhode Island covered assets are segregated and reported separately from the Corporation's loans and foreclosed properties. At June 30, 1995, Rhode Island covered assets included loans of $72.9 million, of which $3.6 million are nonaccruing loans, and $2.4 million of foreclosed properties.

The components of accrued expenses and other liabilities at June 30, 1995 and December 31, 1994 are presented below:

								    June 30,      December 31,
(in thousands)                                                        1995            1994
Accrued interest expense                                        $      158,948  $       96,082
Accrued dividends payable                                               35,106          30,429
Accrued postretirement health care and life insurance
  benefits expense                                                      16,568          13,117
Accrued postemployment benefits expense                                 10,476           8,645
Accrued merger expenses                                                  6,765          13,772
Accrued restructuring expenses                                           6,723          19,045
Payable for securities purchased                                         3,000           2,000
Other                                                                  188,912         158,562
  Total                                                         $      426,498  $      341,652

NOTE 6 - NOTES AND DEBENTURES

The Corporation's notes and debentures at June 30, 1995 and December 31, 1994 are summarized below:

								    June 30,      December 31,
(in thousands)                                                        1995            1994
Bank Holding Companies:
9.85% subordinated capital notes due June 1, 1999, net of discout $    149,939  $      149,931
8 7/8% notes due April 1, 1996, net of discount                         149,914         149,866
7.20% subordinated notes due April 15, 2003, net of discount           149,765         149,750
8 5/8% subordinated notes due December 15, 1999, net of discount       149,763         149,736
8 1/8% notes due February 1, 1997, net of discount                      99,934          99,916
Floating rate subordinated notes due February 14, 1997                  50,000          50,000
Other                                                                   46,751
  Total                                                                796,066         749,199

Bank Subsidiaries:
Floating rate senior notes due 1995 and 1996                      $  1,228,000  $    1,038,000
7.03% senior note due February 23, 1996                                 50,000         225,000
8 5/8% subordinated bank notes due February 15, 2005,
   net of discount                                                     249,680
Other                                                                   15,695           9,589
  Total                                                              1,543,375       1,272,589
    Total                                                         $  2,339,441  $    2,021,788

Floating rate senior notes issued under the Corporation's subsidiary banks' note program at June 30, 1995 mature from 4 to 12 months and currently have interest rates of 5.61 to 6.31 percent. The weighted average interest rate on the floating rate notes at June 30, 1995 was 6.06 percent.

On February 14, 1995, Shawmut Bank Connecticut completed a $250 million offering of 8 5/8% subordinated bank notes due February 15, 2005. On April 27, 1995, Shawmut Bank Connecticut and Shawmut Bank Massachusetts established a $3.0 billion bank note program which will provide for future bank note issuances.

NOTE 7 - OTHER NONINTEREST INCOME AND NONINTEREST EXPENSES

The components of other noninterest income for the three and six months ended June 30, 1995 and 1994 were as follows:

				       Three months ended            Six months ended
					    June 30,                      June 30,
(in thousands)                           1995           1994           1995            1994
Loan servicing                    $      10,613  $      10,530  $       14,906  $       15,033
Trading account profits                   1,080          1,297           2,334           2,462
Foreign exchange trading                    451         (1,117)           (786)         (1,832)
Residential mortgage sales                  266             87             141           1,052
Other                                    11,716          5,201          20,470          10,885
  Total                           $      24,126  $      15,998  $       37,065  $       27,600

The components of noninterest expenses, excluding merger and restructuring related charges, for the three and six months ended June 30, 1995 and 1994 were as follows:

				       Three months ended            Six months ended
					    June 30,                      June 30,
(in thousands)                          1995           1994           1995            1994
Compensation                      $      98,512  $     100,061  $      198,572  $      202,218
Benefits                                 21,856         22,543          41,420          46,177
  Total                           $     120,368  $     122,604  $      239,992  $      248,395

Occupancy                         $      23,335  $      24,966  $       47,161  $       51,330
Equipment                                14,164         13,147          28,937          26,501
  Total                           $      37,499  $      38,113  $       76,098  $       77,831

Foreclosed properties
  Provision                                      $         884                  $        2,929
  Expense                         $         705          2,491  $        2,284           6,176
    Total                         $         705  $       3,375  $        2,284  $        9,105

Communications                    $      12,269  $      10,147  $       23,655  $       20,547
FDIC insurance premiums                  10,961         11,142          21,922          22,912
Advertising                               6,052          6,593          12,063          11,071
Other                                    46,636         46,000          87,190          89,943
  Total                           $      75,918  $      73,882  $      144,830  $      144,473

Merger and Restructuring Related Charges

Merger related charges of $13.6 million for the three months ended June 30, 1995 relate to the settlement of certain compensation expenses as a result of shareholder approval of the agreement to merge with Fleet. Merger related charges of $36.9 million recognized in the first quarter of 1995 related to the settlement of certain of the Corporation's employee retirement benefits as a result of the execution of the agreement to merge with Fleet. Total merger related charges for the six months ended June 30, 1995 were $50.5 million.

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

NOTE 8 - NEW ACCOUNTING STANDARD

During the second quarter of 1995, the Corporation adopted FAS No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122"). The new accounting standard requires that the Corporation's mortgage banking enterprise recognize the rights to service mortgage loans for others as a separate asset by allocating the total cost of originated mortgage loans to the mortgage servicing rights and the mortgage loans based on their relative fair values. The Corporation's criteria for, and policies relating to, estimating the fair value of mortgage servicing rights are consistent with the methods utilized for estimating the fair value of purchased mortgage servicing rights as determined by reference to independent third party sources. Retroactive capitalization of mortgage servicing rights for transactions prior to the adoption of FAS 122 is not permitted. The adoption of FAS 122 had an insignificant effect on the Corporation's results of operations.

		[This Page Intentionally Left Blank]

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:
					       Three months ended                     Three months ended
						 June 30, 1995                          March 31, 1995
					  Average                Average      Average                    Average
(in millions)                             balance     Interest     rate       balance      Interest       rate
ASSETS
Loans                                   $  21,548    $   457.9      8.52 %   $ 20,248    $     422.1        8.42 %
Securities
  Available for sale, at fair value         2,330         37.8      6.51        2,138           35.8        6.75
  Held to maturity                          7,672        113.4      5.91        7,888          116.8        5.94
Residential mortgages held for sale            71          1.4      8.15           48            1.0        8.21
Short-term investments
  Time deposits in other banks                 60          1.0      7.02          259            3.9        6.10
  Federal funds sold and securities
  purchased under agreements to resell        326          5.1      6.21          294            4.2        5.84
Trading account securities                     30           .6      7.99           26             .5        8.30
    Total interest-earning assets          32,037        617.2      7.72       30,901          584.3        7.63
Reserve for credit losses                    (553)                               (563)
Cash and due from banks                     1,418                               1,350
Other assets                                1,885                               1,836
    Total assets                        $  34,787                            $ 33,524

LIABILITIES
Savings, money market and
  NOW accounts                          $   8,142         46.8      2.31 %   $  8,307           45.7        2.23 %
Time certificates of deposit
  of $100 thousand or more                  2,189         35.9      6.57        1,994           31.4        6.39
Domestic time deposits                      5,096         67.2      5.29        4,596           53.6        4.73
Foreign time deposits                       1,233         19.0      6.18        1,068           15.8        6.00
    Total interest-bearing deposits        16,660        168.9      4.07       15,965          146.5        3.72
Federal funds purchased and securities
  sold under agreements to repurchase       7,438        111.7      6.02        7,227          104.6        5.87
Other borrowings                            1,289         23.6      7.34        1,113           20.2        7.34
    Total other borrowings                  8,727        135.3      6.22        8,340          124.8        6.06
Notes and debentures                        2,289         41.5      7.26        2,234           39.8        7.17
    Total interest-bearing liabilities     27,676        345.7      5.01       26,539          311.1        4.75
Demand deposits                             4,231                               4,218
Other liabilities                             405                                 406
    Total liabilities                      32,312                              31,163
Shareholders' equity                        2,475                               2,361
    Total liabilities and shareholders'
    equity                              $  34,787                            $ 33,524

Net interest income
  (taxable-equivalent basis)                             271.5      3.39                       273.2        3.55
Less taxable-equivalent adjustment                         3.1                                   2.9
Net interest income                                  $   268.4                           $     270.3

					       Three months ended                     Three months ended
					       December 31, 1994                      September 30, 1994
					  Average                Average      Average                    Average
(in millions)                             balance     Interest     rate       balance      Interest       rate
ASSETS
Loans                                   $  18,174    $   360.6      7.89 %   $ 17,516    $     333.8        7.58 %
Securities
  Available for sale, at fair value         2,120         35.5      6.74        1,989           32.1        6.44
  Held to maturity                          8,106        117.9      5.81        8,090          115.5        5.70
Residential mortgages held for sale            31          1.2      7.36          285            5.3        7.44
Short-term investments
  Time deposits in other banks                318          4.9      5.94          346            4.1        4.81
  Federal funds sold and securities
  purchased under agreements to resell        301          4.0      5.36          146            1.8        4.89
Trading account securities                     29           .5      6.05           23             .2        3.87
    Total interest-earning assets          29,079        524.6      7.18       28,395          492.8        6.91
Reserve for credit losses                    (562)                               (595)
Cash and due from banks                     1,475                               1,478
Other assets                                1,670                               1,701
    Total assets                        $  31,662                            $ 30,979

LIABILITIES
Savings, money market and
  NOW accounts                          $   8,780         45.4      2.05 %   $  8,923           42.3        1.88 %
Time certificates of deposit
  of $100 thousand or more                  1,383         19.9      5.71        1,041           14.1        5.39
Domestic time deposits                      4,474         49.3      4.37        4,493           46.4        4.09
Foreign time deposits                         596          7.7      5.14          431            4.9        4.50
    Total interest-bearing deposits        15,233        122.3      3.19       14,888          107.7        2.87
Federal funds purchased and securities
  sold under agreements to repurchase       6,631         86.0      5.15        6,513           73.6        4.48
Other borrowings                              915         18.0      7.74        1,014           15.3        6.01
    Total other borrowings                  7,546        104.0      5.47        7,527           88.9        4.69
Notes and debentures                        1,860         32.4      6.94        1,619           27.3        6.72
    Total interest-bearing liabilities     24,639        258.7      4.17       24,034          223.9        3.70
Demand deposits                             4,442                               4,462
Other liabilities                             382                                 349
    Total liabilities                      29,463                              28,845
Shareholders' equity                        2,199                               2,134
    Total liabilities and shareholders'
    equity                              $  31,662                            $ 30,979

Net interest income
  (taxable-equivalent basis)                             265.9      3.65                       268.9        3.78
Less taxable-equivalent adjustment                         2.5                                   3.0
Net interest income                                  $   263.4                           $     265.9


					       Three months ended
						 June 30, 1994
					  Average                Average
(in millions)                             balance     Interest     rate
ASSETS
Loans                                   $  17,674    $   320.7      7.27 %
Securities
  Available for sale, at fair value         2,615         39.9      6.09
  Held to maturity                          7,743        107.2      5.54
Residential mortgages held for sale           168          2.9      6.92
Short-term investments
  Time deposits in other banks                215          2.1      3.96
  Federal funds sold and securities
  purchased under agreements to resell        146          1.6      4.30
Trading account securities                     21           .2      4.55
    Total interest-earning assets          28,582        474.6      6.65
Reserve for credit losses                    (633)
Cash and due from banks                     1,464
Other assets                                1,696
    Total assets                        $  31,109

LIABILITIES
Savings, money market and
  NOW accounts                          $   8,827         38.2      1.74 %
Time certificates of deposit
  of $100 thousand or more                    531          7.0      5.31
Domestic time deposits                      4,352         43.0      3.96
Foreign time deposits                         255          2.4      3.79
    Total interest-bearing deposits        13,965         90.6      2.60
Federal funds purchased and securities
  sold under agreements to repurchase       8,000         78.0      3.91
Other borrowings                            1,101         17.4      6.35
    Total other borrowings                  9,101         95.4      4.21
Notes and debentures                        1,108         19.9      7.17
    Total interest-bearing liabilities     24,174        205.9      3.42
Demand deposits                             4,457
Other liabilities                             278
    Total liabilities                      28,909
Shareholders' equity                        2,200
    Total liabilities and shareholders'
    equity                              $  31,109

Net interest income
  (taxable-equivalent basis)                             268.7      3.76
Less taxable-equivalent adjustment                         3.0
Net interest income                                  $   265.7

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

	(a)  The Annual Meeting of Shareholders was held on June 21, 1995.

	(b) Each of the persons named in the proxy statement as a nominee for director was elected.

	(c) The following are the voting results on each of the matters which were submitted to the shareholders:

							 Against
							    or                        Broker
Election of Directors                        For         Withheld      Abstain       Non-Votes
Joel B. Alvord                           107,497,162     1,430,676     308,369
Stillman B. Brown                        107,903,729     1,024,109       7,187
John T. Collins                          107,906,597     1,021,241       5,284
Ferdinand Colloredo-
     Mansfeld                            107,905,302     1,022,536       6,087
Bernard M. Fox                           107,891,159     1,036,679      11,667
Robert J. Matura                         107,901,242     1,026,596       6,564
Gunnar S. Overstrom, Jr.                 107,725,278     1,202,560     150,842
Lois D. Rice                             107,877,918     1,049,920      35,106
Maurice Segall                           107,897,502     1,030,336      14,544
Samuel O. Thier                          107,848,510     1,079,328      59,731
Paul R. Tregurtha                        107,903,231     1,024,607       7,361
Wilson Wilde                             107,900,145     1,027,693      10,163

Appointment of
Price Waterhouse as
Independent Accountant
for 1995                                 107,979,271       328,109     620,458

Proposal to Approve and Adopt
the Agreement and Plan of Merger,
by and between Shawmut National
Corporation and Fleet Financial Group,
Inc., and the Consummation of the
Transactions contemplated thereby,
including the Merger.                     92,292,111     1,307,855     360,579     14,967,29

The text of the matters referred to under this Item 4 is set forth in the proxy statement dated May 8, 1995 previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 5. Other Information

	On June 9, 1995, the Corporation completed its acquisition of $3.4 billion-asset Northeast Federal
	Corp. of Farmington, Connecticut, parent of Northeast Savings, F.A. Effective June 12, 1995, all 33 Northeast Savings branches -- located in New
	York, Massachusetts and Connecticut -- became units of the Shawmut Bank in each of these states.

	On July 18, 1995, the Corporation established a
	$150 million revolving credit agreement with an unrelated party. Borrowings under the revolving credit facility will be used for general corporate purposes, including the previously reported repurchase of shares of Corporation common stock.
	The revolving credit facility commitment will expire, and all borrowings then outstanding will be payable, on the earlier of the ninetieth day after the Merger is consummated or December 31, 1996.

Item 6. Exhibits and Reports on Form 8-K

	(a)  Exhibits required by Item 601 of Regulation S-
	     K are listed in the Table of Contents and Form
	     10-Q Cross-reference Index on page 2 of this report and are filed herewith or are incorporated herein by reference.

	(b) Reports on Form 8-K - The Corporation filed four reports on Form 8-K during the quarter ended June 30, 1995.

	     The report dated April 13, 1995 (Items 5 and
	     7) reported that on February 20, 1995, the Corporation and Fleet Financial Group, Inc.
	     ("Fleet") entered into an Agreement and Plan of Merger providing, among other things, for the merger (the "Merger") of the Corporation with and into Fleet, with Fleet surviving the Merger. In addition, it was reported that the Corporation entered into an agreement with Northeast Federal Corp. ("Northeast"), dated as of June 13, 1994, to acquire Northeast.
	     The report filed:

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

	     The report dated May 25, 1995 (Items 5 and 7) noted the previously reported pending mergers of Northeast Federal Corp. with and into the Corporation (which merger closed June 9,
	     1995), and the Corporation with and into Fleet
	     Financial Group, Inc. and filed:

	     (1)  Unaudited Pro Forma Condensed Combined
		  Financial Information for Fleet Financial
		  Group and Subsidiaries and Shawmut
		  National Corporation and Subsidiaries and
		  Notes thereto.

	     (2)  The following unaudited financial
		  statements of Fleet and accompanying
		  notes incorporated by reference from
		  Fleet's quarterly report on Form 10-Q for the quarter ended March 31, 1995 (File
		  No. 1-6366):  Consolidated Balance Sheet
		  - March 31, 1995, Consolidated Statement of Income for the three months ended
		  March 31, 1995, Consolidated Statement of
		  Cash Flows and Consolidated Statement of
		  Changes in Stockholders' Equity for the
		  three months ended March 31, 1995; Notes to Consolidated Financial Statements (to the extent applicable to the foregoing
		  Financial Statements). (Portions of
		  Fleet's Form 10-Q not specifically
		  incorporated by reference were not
		  required for this current report and were not incorporated by reference.)

	     (3)  The following unaudited financial
		  statements of Northeast and accompanying notes incorporated by reference from
		  Northeast's quarterly report on Form 10-Q for the quarter ended March 31, 1995
		  (File No. 1-10571); Consolidated
		  Statements of Financial Condition - March
		  31, 1995; Consolidated Statement of
		  Operations for the three months ended
		  March 31, 1995, Consolidated Statement of
		  Cash Flows and Consolidated Statement of
		  Changes in Stockholders' Equity for the
		  three months ended March 31, 1995; Notes to Consolidated Financial Statements (to the extent applicable to the foregoing
		  Financial Statements). (Portions of
		  Northeast's Form 10-Q not specifically
		  incorporated by reference were not
		  required for this current report and were not incorporated by reference.)

	     The report dated June 21, 1995 (Item 7), filed:

	     (1)  Press Release of Shawmut National
		  Corporation, dated June 21, 1995
		  (reporting that the Corporation's
		  stockholders voted to approve the
		  previously announced strategic merger
		  with Fleet Financial Group, Inc.).

	     (2)  Press Release of Shawmut National
		  Corporation, dated June 21, 1995
		  (reporting that the Corporation's board
		  of directors has authorized the
		  repurchase of shares of the Corporation's common stock).

			 SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				   SHAWMUT NATIONAL CORPORATION
				   ----------------------------
					  (Registrant)




Date:  August 10, 1995              By  (Joel B. Alvord)
					----------------------------
					 Joel B. Alvord
					 Chairman and
					 Chief Executive Officer




Date:  August 10, 1995              By  (Susan E. Lester)
					----------------------------------
					 Susan E. Lester
					 Chief Financial Officer
					 (Principal Financial Officer
					 and Principal Accounting Officer)