Form 10-Q
period 1995-09-30
SHAWMUT NATIONAL CORP
filed 1995-11-14
CIK 823393

THIRD QUARTER 1995
__________________________________________________________________________
__________________________________________________________________________
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                                  OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

                  Commission file number 1-10102

                   SHAWMUT NATIONAL CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Delaware                             06-1212629
    --------------------------------    ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

             777 Main Street, Hartford, Connecticut 06115
            One Federal Street, Boston, Massachusetts 02211
            ------------------------------------------------
        (Addresses of principal executive offices) (Zip Codes)

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

123,040,368 shares of the registrant's common stock, par value $0.01, were outstanding as of November 3, 1995.
__________________________________________________________________________

Total number of pages: 43
The Exhibits index, filed as a part of this report, appears on page 2.
___________________________________________________________________________
___________________________________________________________________________

FINANCIAL HIGHLIGHTS

                                                  September 30     September 30
(in millions, except per share data)                  1995              1994
                                                  -------------------------------
Three Months Ended
Net income                                        $    91.4         $     85.3
Return on average assets                               1.07 %             1.09 %
Return on average common equity                       15.17              16.52
Net interest margin (taxable-equivalent ba             3.39               3.78
Efficiency ratio                                      60.30              62.75

Per Common Share
Net income                                        $     .68         $      .68
Dividends declared                                      .22                .20
Book value                                            17.94              16.32

End of Period Balances
Loans                                             $  21,634         $   17,736
Reserve for credit losses                               511                568
Total assets                                         33,057             31,352
Deposits                                             21,386             19,519
Common shareholders' equity                           2,201              1,951
Shareholders' equity                                  2,504              2,129

Capital Ratios
Common shareholders' equity to total asset             6.66 %             6.22 %
Shareholders' equity to total assets                   7.57               6.79
Tier 1 capital                                         7.06               8.47
Total capital                                         10.77              11.99
Leverage                                               6.02               6.54


TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

                                                                        Page
Part I - Financial Information
Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)                                      3
Financial Statements (Item 1):
    Consolidated Statement of Income                                     22
    Consolidated Balance Sheet                                           23
    Consolidated Statement of Changes in Shareholders' Equity            24
    Consolidated Statement of Cash Flows                                 25
    Notes to Consolidated Financial Statements                           26
Selected Statistical Information:
    Consolidated Average Balance Sheet, Net Interest Income and
      Interest Rates                                                     34

Part II - Other Information
Legal Proceedings (Item 1)                                               36
Other Information (Item 5)                                               38
Exhibits and Reports on Form 8-K (Item 6)                                38
Signatures                                                               41
Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges           42
Exhibit 27 - Financial Data Schedule                                     43


SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Shawmut National Corporation (the "Corporation") reported net income for the third quarter of 1995 of $91.4 million, or $.68 per common share, an increase of $6.1 million, or 7 percent, compared with net income of $85.3 million, or $.68 per common share, for the third quarter of 1994.

For the first nine months of 1995, net income was $236.6 million, or $1.76 per common share, compared with net income of $143.9 million, or $1.12 per common share for the comparable period of 1994. The results for the first nine months of 1995 included a total of $50.5 million pre-tax charges ($31.6 million after-tax, or $.26 per common share) related to the settlement of certain employee retirement benefits and compensation expenses as a result of the agreement to merge with Fleet Financial Group, Inc. ("Fleet"). The 1994 results of operations included $140.7 million ($99.8 million after-tax, or $.84 per common share) of merger and restructuring charges related to the costs to integrate three banking organizations which were acquired and accounted for as poolings of interests and the expansion of a cost management program. Excluding merger and restructuring related charges from both periods, net income for the first nine months of 1995 would have been $268.2 million, or $2.02 per common share, an increase of $24.5 million, or 10 percent, compared with net income of $243.7 million, or $1.96 per common share, for the first nine months of 1994.

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

Net interest income on a taxable-equivalent basis for the third quarter of 1995 was $263.2 million, a decrease of $5.7 million, or 2 percent, compared with $268.9 million for the third quarter of 1994, as a decline in net interest margin more than offset an increase in average interest-earning assets. Average interest-earning assets were $31.0 billion for the third quarter of 1995, an increase of $2.6 billion, or 9 percent over the comparable prior year period. The 3.39 percent net interest margin in the third quarter represented a 39 basis point decline from the 3.78 percent margin in 1994's third quarter.

There was no provision for credit losses for the third quarters of 1995 and 1994. Nonaccruing loans plus foreclosed properties at September 30, 1995 totaled $192.1 million, down $50.7 million, or 21 percent, from $242.8 million at December 31, 1994. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties declined to .89 percent at September 30, 1995, from 1.31 percent at December 31, 1994. The ratio of the reserve for credit losses to nonaccruing loans was 272 percent at September 30, 1995, compared with 242 percent at December 31, 1994.

Noninterest income, excluding securities gains and losses, was $107.2 million for the third quarter of 1995, compared with $90.9 million for the prior year period, an increase of $16.3 million, or 18 percent. The increase in the 1995 period reflects higher customer service fees, other fees and revenues from Shawmut Capital Corporation, Northeast and other purchase acquisitions.

Noninterest expenses, excluding merger related charges, were $223.3 million for the third quarter of 1995, a decrease of $3.1 million, or 1 percent, from $226.4 million for the third quarter of 1994. The efficiency ratio, a measure of operating expenses before special charges to net revenue, improved to 60.3 percent for the third quarter of 1995, from 62.8 percent for the prior year period.

Return on average common equity and return on average assets for the third quarter of 1995 were 15.17 percent and 1.07 percent, respectively, compared with 16.52 percent and 1.09 percent, respectively, for the comparable 1994 period.

The Corporation's common stock closed at $33.625 per share on September 30, 1995, representing 187 percent of the $17.94 book value per common share, compared with $16.375 per share and 98 percent of the $16.72 book value per common share at December 31, 1994.

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

TABLE 1 - SUMMARY OF RESULTS OF OPERATIONS

                                                                  Quarter ended
                                         ------------------------------------------------------------
TAXABLE-EQUIVALENT BASIS                    Sep 30      Jun 30      Mar 31      Dec 31       Sep 30
(in millions, except per share data)         1995        1995        1995        1994         1994
Interest income                          $    599.2  $    617.2  $    584.3  $     524.6  $    492.8
Interest expense                              336.0       345.7       311.1        258.7       223.9
Net interest income                           263.2       271.5       273.2        265.9       268.9
Provision for credit losses
Net interest income after provision
  for credit losses                           263.2       271.5       273.2        265.9       268.9
Noninterest income                            107.2       111.7        95.3        104.2        91.7
Merger related charges                                     13.6        36.9
Other noninterest expenses                    223.3       234.5       228.7        224.5       226.4
Income before income taxes                    147.1       135.1       102.9        145.6       134.2
Taxable-equivalent adjustment                   1.4         3.1         2.9          2.5         3.0
Income taxes                                   54.3        49.4        37.4         49.6        45.9
Net income                               $     91.4  $     82.6  $     62.6  $      93.5  $     85.3

Return on average assets:
  Before merger related charges                1.07 %      1.05 %      1.04 %       1.17 %      1.09 %
  Based on net income                          1.07         .95         .76         1.17        1.09
Return on average common equity:
  Before merger related charges               15.17       15.49       15.45        17.59       16.52
  Based on net income applicable to
    common shares                             15.17       13.92       10.98        17.59       16.52
Net interest margin                            3.39        3.39        3.55         3.65        3.78
Efficiency ratio                              60.30       61.41       62.05        60.55       62.75
Common share data:
  Net income                             $      .68  $      .61  $      .47  $       .74  $      .68
  Dividends declared                            .22         .22         .22          .22         .20


CONSOLIDATED STATEMENT OF INCOME ANALYSIS

Net Interest Income

The Corporation's taxable-equivalent net interest income was $263.2 million for the third quarter of 1995, a decrease of $5.7 million, or 2 percent, from $268.9 million for the third quarter of 1994, as a decline in net interest margin more than offset an increase in average interest-earning assets. Average interest-earning assets were $31.0 billion for the third quarter of 1995, an increase of $2.6 billion, or 9 percent over the comparable prior year period. An increase in average loans from the third quarter of 1994 of $4.3 billion, or 25 percent, was partially offset by a reduction of $1.7 billion, or 16 percent, in average securities. The growth in average loans includes approximately $3.3 billion as a result of loans purchased through the acquisitions of Shawmut Capital Corporation and Northeast. The reduction in the securities portfolio reflects the Corporation's intention to reduce the level of such lower yielding assets. Average interest-bearing liabilities were $26.7 billion for the third quarter of 1995, compared with $24.0 billion for the third quarter of 1994, reflecting higher levels of interest-bearing deposits and notes and debentures which supported the increase in average interest-earning assets. An analysis of net interest income is presented in Table 2.


TABLE 2 - ANALYSIS OF NET INTEREST INCOME

                                                                  Quarter ended
                                         ------------------------------------------------------------
                                            Sep 30      Jun 30      Mar 31      Dec 31       Sep 30
(in millions)                                1995        1995        1995        1994         1994
INTEREST AND DIVIDEND INCOME
  (taxable-equivalent basis)
Loans                                    $    463.6  $    457.9  $    422.1  $     360.6  $    333.8
Securities
  Available for sale, at fair value            15.8        37.8        35.8         35.5        32.1
  Held to maturity                            108.5       113.4       116.8        117.9       115.5
Residential mortgages held for sale             3.0         1.4         1.0          1.2         5.3
Short-term investments                          7.9         6.1         8.1          8.9         5.9
Trading account securities                       .4          .6          .5           .5          .2
  Total interest income                       599.2       617.2       584.3        524.6       492.8

INTEREST EXPENSE
Deposits                                      185.0       168.9       146.5        122.3       107.7
Other borrowings                              108.6       135.3       124.8        104.0        88.9
Notes and debentures                           42.4        41.5        39.8         32.4        27.3
  Total interest expense                      336.0       345.7       311.1        258.7       223.9
NET INTEREST INCOME
  (taxable-equivalent basis)                  263.2       271.5       273.2        265.9       268.9
Taxable-equivalent adjustment                   1.4         3.1         2.9          2.5         3.0
NET INTEREST INCOME                      $    261.8  $    268.4  $    270.3  $     263.4  $    265.9

INTEREST RATE SPREAD
  (taxable-equivalent basis)                   2.70 %      2.71 %      2.88 %       3.01 %      3.21 %
NET INTEREST MARGIN
  (taxable-equivalent basis)                   3.39 %      3.39 %      3.55 %       3.65 %      3.78 %


The net interest margin on a taxable-equivalent basis for the third quarter of 1995 was 3.39 percent, a decrease of 39 basis points from 3.78 percent for the comparable prior year quarter. Net interest margin for the second quarter of 1995 was 3.39 percent. The decline in net interest margin from the third quarter of 1994 reflects the effect of the rising interest rate environment on the Corporation's liability sensitive balance sheet over this period, resulting in interest-bearing liabilities repricing faster than interest-earning assets. The Corporation utilizes short-term borrowings, including securities sold under agreements to repurchase and federal funds purchased, as a source of funding for a portion of its interest-earning assets. The average interest rate paid on securities sold under agreements to repurchase increased from 4.43 percent for the third quarter of 1994 to
5.93 percent for the third quarter of 1995, or an increase of 150 basis points. Similarly, the average interest rate paid on federal funds purchased increased from 4.53 percent to 6.02 percent, or 149 basis points, over the same period. During this same period, the Corporation extended certain funding maturities while shortening asset maturities to largely eliminate this balance sheet liability sensitivity. These risk reduction activities have also contributed to the decline in net interest margin. A discussion of interest rate risk appears on page 12. An analysis of net interest margin is presented in Table 3.

Taxable-equivalent net interest income was $807.9 million for the first nine months of 1995, a decrease of $5.2 million, or 1 percent, from $813.1 million for the first nine months of 1994. The net interest margin was 3.44 percent for the nine months ended September 30, 1995, compared with 3.82 percent for the comparable period a year ago.

TABLE 3 - ANALYSIS OF NET INTEREST MARGIN

                                                                  Quarter ended
                                         ---------------------------------------------------------------

                                            Sep 30       Jun 30       Mar 31       Dec 31        Sep 30
(in millions)                                1995         1995         1995         1994          1994
Net interest income (taxable-equivalent
  basis)                                 $    263.2   $    271.5   $    273.2   $     265.9   $    268.9

Average interest-earning assets
 supported by:
  Interest-bearing liabilities           $   26,671   $   27,676   $   26,539   $    24,639   $   24,034
  Noninterest-bearing liabilities             4,292        4,361        4,362         4,440        4,361
Total average interest-earning assets    $   30,963   $   32,037   $   30,901   $    29,079   $   28,395

Average yields and average rates
 (taxable-equivalent basis):
  Interest-earning assets yield                7.70 %       7.72 %       7.63 %        7.18 %       6.91 %
  Rate paid on interest-bearing
    liabilities                                5.00         5.01         4.75          4.17         3.70
Interest rate spread                           2.70 %       2.71 %       2.88 %        3.01 %       3.21 %
Net interest margin                            3.39 %       3.39 %       3.55 %        3.65 %       3.78 %


Provision for Credit Losses

There was no provision for credit losses in the third quarters of 1995 and 1994. With adequate reserve coverage and improved credit quality in the loan portfolio, the Corporation does not currently anticipate that provisions for credit losses will be necessary for the remainder of 1995. Future levels of the reserve for credit losses and provisions for credit losses may be affected by changes in economic conditions and loan quality.

TABLE 4 - NONINTEREST INCOME

                                                                  Quarter ended
                                          -----------------------------------------------------------
                                            Sep 30      Jun 30      Mar 31      Dec 31       Sep 30
(in millions)                                1995        1995        1995        1994         1994
Customer service fees:
  Deposit transaction and other services  $    29.1  $     27.6  $     25.2  $      25.1  $     25.6
  Cash management services                     15.3        15.3        16.0         15.2        15.2
  Credit and trade related services             8.4         8.3         7.0          5.9         5.5
  Investment services and commissions           4.4         3.6         3.4          3.6         2.4
    Total                                      57.2        54.8        51.6         49.8        48.7
Trust and agency fees:
  Personal                                     19.1        19.7        18.4         17.3        17.9
  Corporate                                     7.9         5.4         5.7          6.9         3.6
  Institutional                                 4.6         4.4         4.5          4.3         4.9
  Not-for-profit                                2.1         1.9         2.2          2.0         2.1
    Total                                      33.7        31.4        30.8         30.5        28.5
Other income:
  Loan servicing                                4.3        10.6         4.3         12.6         4.6
  Trading account profits                        .6         1.0         1.3          1.0         1.0
  Foreign exchange trading                      1.0          .4        (1.2)         2.8
  Residential mortgage sales                    (.1)         .2         (.1)         (.1)         .9
  Other                                        10.5        12.0         8.7          7.6         7.2
    Total                                      16.3        24.2        13.0         23.9        13.7
      Subtotal                                107.2       110.4        95.4        104.2        90.9
Securities gains (losses), net                              1.3         (.1)                      .8
  Total noninterest income                $   107.2  $    111.7  $     95.3  $     104.2  $     91.7


Noninterest income, excluding securities gains and losses, was $107.2 million for the third quarter of 1995, an increase of $16.3 million, or 18 percent, from $90.9 million for the third quarter of 1994, reflecting increases in customer service fees, other fees and the acquisitions of Shawmut Capital Corporation, Northeast and other purchase acquisitions.

Customer service fees increased $8.5 million to $57.2 million for the third quarter of 1995, from $48.7 million for the comparable prior year period. Credit and trade related fees increased $2.9 million given higher levels of customer credit facilities and the impact of Shawmut Capital Corporation. Deposit transaction and other service fees increased $3.5 million due to price increases on consumer transaction fees in mid-1994, increased usage of the Corporation's Convenience Plus Card and the impact of fee standardization at acquired institutions.

Trust and agency fees increased $5.2 million to $33.7 million for the third quarter of 1995, from $28.5 million for the prior year quarter. The improvement in the 1995 period resulted from the acquisition of the processing services division of Poorman-Douglas (bankruptcy claims processing) in the fourth quarter of 1994. Trust and other assets under management totaled $16.7 billion at September 30, 1995, compared with $15.3 billion at September 30, 1994.

Other income increased $2.6 million to $16.3 million for the third quarter of 1995, from $13.7 million for the third quarter of 1994 principally due to the inclusion of Shawmut Capital Corporation and Northeast for the 1995 period.

Noninterest income, excluding securities gains and losses, for the first nine months of 1995 increased $38.7 million, or 14 percent, to $313.0 million from $274.3 million for the first nine months of 1994.

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

TABLE 5 - NONINTEREST EXPENSES

                                                                   Quarter ended
                                         ----------------------------------------------------------------
                                            Sep 30       Jun 30       Mar 31       Dec 31        Sep 30
(in millions)                                1995         1995         1995         1994          1994
Compensation                             $     97.6   $     98.5   $    100.1   $      91.9   $     97.9
Benefits                                       21.1         21.9         19.6          19.0         20.9
Occupancy                                      25.3         23.3         23.8          24.2         23.8
Equipment                                      15.9         14.2         14.8          14.5         14.2
FDIC insurance premiums                          .9         11.0         11.0          10.5         10.3
Communications                                 11.6         12.3         11.4          12.2         10.3
Advertising                                     7.0          6.1          6.0           4.3          4.5
Goodwill amortization                           7.4          5.3          4.0           2.6          2.0
Foreclosed properties expense                   1.0           .7          1.6           1.0           .5
Other                                          35.5         41.2         36.4          43.8         41.4
  Total                                       223.3        234.5        228.7         224.0        225.8
Merger related charges                                      13.6         36.9
Foreclosed properties provision                                                          .5           .6
  Total noninterest expenses             $    223.3   $    248.1   $    265.6   $     224.5   $    226.4

Efficiency ratio                               60.3 %       61.4 %       62.0 %        60.5 %       62.8 %
Full-time equivalent employees                9,660        9,885        9,536         9,565        9,970


Noninterest expenses, excluding foreclosed properties provision and merger related charges, were $223.3 million for the third quarter of 1995, a decrease of $2.5 million, or 1 percent, from $225.8 million for the third quarter of 1994. Excluding the effects of Shawmut Capital Corporation, Northeast and financial institutions purchased during 1994, noninterest expenses declined $35.4 million, or 16 percent, reflecting the Corporation's continuing cost management initiatives which included workforce reductions, acquisition consolidations and other expense control actions as well as a reduction in FDIC insurance premiums.

Compensation and benefits expense decreased $.1 million, or less than 1 percent, to $118.7 million for the third quarter of 1995, from $118.8 million for the comparable prior year period. The 1995 period includes $14.2 million of Shawmut Capital Corporation and Northeast personnel related expenses. Full-time equivalent employees totaled 9,660 at September 30, 1995, compared with 9,970 at September 30, 1994, despite the addition of approximately 1,000 employees through acquisitions in this time period.

FDIC insurance premiums decreased in the third quarter of 1995 as a result of a reduction in the deposit premium charged by the FDIC from twenty-three cents to four cents per $100 of insurable domestic deposits and a partial rebate on premiums previously paid to the FDIC.

Advertising expense was $7.0 million for the third quarter of 1995, an increase of $2.5 million from $4.5 million for the prior year period. Goodwill amortization increased $5.4 million for the third quarter of 1995, from $2.0 million for the third quarter of 1994, reflecting goodwill associated with the acquisitions of Shawmut Capital Corporation and Northeast as well as financial institutions purchased in the latter part of 1994.

Noninterest expenses, excluding foreclosed properties provision and merger and restructuring related charges, totaled $686.5 million for the first nine months of 1995, compared with $702.7 million for the first nine months of 1994.

As previously reported, merger related charges of $13.6 million were recognized in the second quarter of 1995 relating to the settlement of certain compensation expenses as a result of shareholder approval of the agreement to merge with Fleet and $36.9 million were recognized in the first quarter of 1995 relating to the settlement of certain employee retirement benefits, also in connection with the agreement to merge with Fleet. Total merger related charges for the nine months ended September 30, 1995 were $50.5 million. Merger related charges of $100.9 million recorded during the second quarter of 1994 reflect the costs to integrate three banking organizations which were acquired and accounted for as poolings of interests. The merger related charges included severance and benefits costs for workforce reductions, closure of duplicative branches and facilities, cancellation of vendor contracts, financial and advisory fees and losses for disposition of loans and securities.

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

Income Taxes

The provision for income taxes for the third quarter of 1995 was $54.3 million, representing an effective income tax rate of 37.3 percent. The provision for income taxes for the third quarter of 1994 was $45.9 million, representing an effective income tax rate of 35.0 percent. The increase in the effective income tax rate for the 1995 period was due to a decline in the level of nontaxable income and an increase in state income taxes.

The provision for income taxes for the nine months ended September 30, 1995 and 1994 was $141.1 million and $84.7 million, respectively, representing an effective income tax rate of 37.3 percent and 34.9 percent (which excludes a $5.0 million tax expense related to an acquisition), respectively. The 1994 period reflects a reduction in the deferred tax asset valuation allowance of $1.5 million in the first quarter of 1994.

The Corporation's net deferred federal tax asset at September 30, 1995 was $159.0 million, compared with $165.0 million at December 31, 1994. Taxable income necessary to be generated in future periods to realize this net deferred federal tax asset at September 30, 1995 would be approximately $426 million. Deferred state taxes, net of related federal tax, totaled $74.0 million at September 30, 1995 and were reduced in their entirety by a valuation allowance of the same amount.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets at September 30, 1995 were $33.1 billion, up $658.1 million, or 2 percent, from $32.4 billion at December 31, 1994.

Total loans were $21.6 billion at September 30, 1995, an increase of $3.1 billion, or 17 percent, from $18.5 billion at December 31, 1994. The increase in loans from year-end 1994 was primarily due to the acquisition of Shawmut Capital Corporation, which contributed $2.4 billion in loans outstanding at January 31, 1995, and Northeast, which contributed $913.5 million in loans outstanding. Commercial and industrial loans increased from $7.0 billion at year-end to $9.9 billion at September 30, 1995, due to the acquisition of Shawmut Capital Corporation and modest growth in core lending sectors such as asset-based and specialized lending. Consumer lending, which includes residential mortgage, home equity and installment loans, increased $465.0 million, or 5 percent, from year-end to $9.1 billion due primarily to the acquisition of Northeast. Owner-occupied real estate loans increased from $1.4 billion at year-end to $1.5 billion at September 30, 1995, an increase of $40.8 million, primarily due to loans added as part of the Shawmut Capital Corporation acquisition. Investor/developer real estate loans declined by $287.0 million from year-end, reflecting a selective reduction in certain segments of this portfolio.

The Corporation has a diversified loan portfolio with the commercial and industrial portfolio representing 46 percent of total loans at September 30, 1995. Consumer loans represented 42 percent of total loans at that date. Owner-occupied commercial real estate and investor/developer real estate loans were 7 percent and 5 percent, respectively. An analysis of the Corporation's loan portfolio is presented in Table 13 and by type in Tables 14 through 17. A discussion of the credit quality of the Corporation's loan portfolio begins on page 15.

Total securities decreased $1.9 billion, or 19 percent, to $8.1 billion at September 30, 1995 from $10.0 billion at December 31, 1994.
Securities classified as held to maturity and reported at amortized cost decreased $801.6 million to $7.2 billion at September 30, 1995, from $8.0 billion at December 31, 1994. Securities classified as available for sale totaled $897.4 million at September 30, 1995, compared with $2.0 billion at December 31, 1994. The reduction in the securities portfolio reflects the Corporation's intention to reduce the level of such lower yielding assets. The Corporation uses a duration concept to quantify the exposure within its securities portfolio to changes in the level of interest rate risk. Duration is generally quoted in years and represents the price risk of an equivalent maturity zero coupon bond. The higher the duration value, the greater the interest rate risk. The hedge-adjusted duration of the Corporation's available for sale and held to maturity securities portfolio was 2.27 years and 2.01 years, respectively, at September 30, 1995, compared with 1.36 years and 2.37 years, respectively, at December 31, 1994. Additional information regarding the Corporation's securities portfolio is presented in Note 3 of Notes to Consolidated Financial Statements on page 27.

Total deposits at September 30, 1995 were $21.4 billion, up $640.1 million, or 3 percent, from $20.7 billion at year-end 1994. Demand deposits decreased $900.7 million, or 17 percent, to $4.3 billion at September 30, 1995 from year-end 1994. Demand deposits at December 31, 1994 reflected seasonally higher transaction related balances of corporate and financial institution customers. Core deposits, which do not include large denomination certificates of deposit, brokered retail deposits or foreign time deposits, were $18.8 billion at September 30, 1995, compared with $18.3 billion at December 31, 1994. Domestic time deposits were $8.3 billion at September 30, 1995, up $2.2 billion, or 36 percent, from year-end 1994, reflecting the Northeast acquisition, the use of brokered retail deposits to reduce the Corporation's reliance on short-term funding sources and, to a lesser extent, a shifting of balances from savings and money market accounts. Domestic time deposits purchased in the Northeast acquisition were $1.8 billion. Foreign time deposits were $652.1 million at September 30, 1995, down $224.2 million, or 26 percent, from year-end 1994.

Other borrowings, primarily securities sold under agreements to repurchase and federal funds purchased, decreased $632.0 million to $6.5 billion at September 30, 1995, from $7.1 billion at December 31, 1994. In addition to other borrowings, the Corporation's Shawmut Bank Connecticut subsidiary completed an offering of $250 million of subordinated bank notes on February 14, 1995 to partially fund the Shawmut Capital Corporation acquisition. As a result of this offering and notes issued under an existing bank note program, notes and debentures increased from $2.0 billion at year-end 1994 to $2.3 billion at September 30, 1995. On April 27, 1995, the Corporation's principal subsidiary banks established a $3.0 billion bank note program which will provide for future bank note issuances.

TABLE 6 - INTEREST RATE SENSITIVITY GAP ANALYSIS

The table below depicts the Corporation's interest rate sensitivity as of September 30, 1995. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps, caps and floors and futures contracts.


                                                             Repricing Periods
                          ----------------------------------------------------------------------
                                      Two-       Four-        Seven-        Ten-         Over
                             One      three       six          nine        twelve         one
(in millions)               month    months      months       months       months        year        Total

Short-term investments
  and other interest-
  earning assets          $   456   $   121                                                       $      577
Securities                    270       767   $      367   $      351   $      335   $     6,006       8,096
Loans                       7,739     4,208        1,474          935          944         6,334      21,634
  Total interest-
    earning assets          8,465     5,096        1,841        1,286        1,279        12,340      30,307
Interest-bearing
  deposits                  2,404     1,503        2,706        1,976        1,617         6,920      17,126
Other borrowings            5,637       388          295           10           51            74       6,455
Notes and debentures          453       825           50          150                        855       2,333
Noninterest-bearing
  sources of funds            225       589                                                3,579       4,393
  Total                     8,719     3,305        3,051        2,136        1,668        11,428      30,307
Off-balance sheet
  financial instruments      (610)    1,811         (249)        (297)          92          (747)
Interest rate
  sensitivity gap         $  (864)  $ 3,602   $   (1,459)  $   (1,147)  $     (297)  $       165

Cumulative gap            $  (864)  $ 2,738   $    1,279   $      132   $     (165)  $         0

Interest rate sensitivity
  gap as a percent of
  interest-earning asset     (2.9)%    11.9 %       (4.8)%       (3.8)%        (.9)%
Cumulative gap as
  a percent of
  interest-earning asset     (2.9)%     9.0 %        4.2 %         .4 %        (.5)%


Interest Rate Risk

As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive in the amount of $165 million at September 30, 1995. A liability sensitive interest rate gap would tend to reduce earnings over a period of rising interest rates, while declining rates would enhance earnings. The effects of interest rate caps and corridors are included in the interest sensitivity table to the extent that these instruments have become operative. However, certain interest rate agreements have not been included in the interest rate sensitivity table as the level of interest rate indices at which these agreements become operative has not been reached. Based on an analysis of a 100 basis point increase in interest rates, the twelve-month cumulative liability sensitive gap at September 30, 1995 would increase from $165 million to $365 million when giving effect to these interest rate agreements. The Corporation also utilizes modeling and other analytical techniques to measure the effect on net interest income under different interest rate scenarios. These analyses indicate that given an immediate 100 basis point change in interest rates, the effect on net interest income would be insignificant when compared with the amount of net interest income assumed to be earned absent a change in interest rates for the twelve-month period following September 30, 1995.

The use of interest rate instruments such as interest rate swaps, caps and floors and futures contracts are integrated into the Corporation's interest rate risk management. The notional amounts of these instruments are not reflected in the Corporation's balance sheet. However, these instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

At September 30, 1995, the Corporation had approximately $4.3 billion in notional amounts of interest rate swap agreements outstanding utilized for the management of interest rate risk, an increase of $660 million, from $3.7 billion at December 31, 1994. During the third quarter of 1995, $100 million in notional amounts of fixed receive interest rate swaps were executed. Interest rate swap agreements involve the exchange of fixed and variable rate interest payments based upon a notional principal amount and maturity date. Interest rate swap agreements are used to synthetically alter the maturity and repricing characteristics of assets and liabilities.

In addition to interest rate swap agreements, the Corporation utilizes interest rate cap and floor agreements to manage interest rate risk. At September 30, 1995, the Corporation had approximately $550 million in notional amounts of purchased interest rate cap agreements outstanding. In addition, approximately $824 million in notional amounts of interest rate cap agreements which consist of a simultaneous purchase and sale of a cap, the combination of which are known as interest rate corridors, were outstanding at September 30, 1995. Interest rate corridors are utilized to protect the Corporation from a contraction in the interest rate spread due to a moderate rise in interest rates.

Exchange-traded futures contracts are also used by the Corporation to manage interest rate risk on the Corporation's funding sources. The notional amounts of futures contracts sold at September 30, 1995 were approximately $960 million, a decrease of $5.0 billion from $6.0 billion at December 31, 1994, due to contract settlements during the first nine months of 1995. The unrealized gain related to these Eurodollar futures contracts at September 30, 1995, which has been deferred, was approximately $.2 million.
Maturities of the notional amounts of futures contracts sold are as follows:
$287 million in 1995; $610 million in 1996; and $63 million in 1997.

Activity for interest rate agreements utilized for the management of interest rate risk for the first nine months of 1995 follows:


                                                                             Swaps
                                                     ----------------------------------------------------------
                                                          Plain        Plain       Amortizing
                                                          fixed        fixed         fixed
Notional amounts (in millions)                             pay        receive       receive          Basis
                                                     ----------------------------------------------------------
Balance, December 31, 1994                           $    1,659      $     60      $   1,349       $    605
Additions                                                   232           600                           385
Maturities                                                                 50            207            300
Balance, September 30, 1995                          $    1,891      $    610      $   1,142       $    690
Weighted average receive rate at period end                6.71 %        5.83 %         4.58 %         5.97 %
Weighted average pay rate at period end                    5.82 %        5.87 %         5.85 %         5.87 %
Average final maturity at period end                   2.39 years    2.41 years     1.44 years      .42 years


                                                                                Other
                                                     ----------------------------------------------------------
                                                                                                     Futures
                                                                                                    contracts
Notional amounts (in millions)                            Caps        Corridors     Collars            sold
                                                     ----------------------------------------------------------
Balance, December 31, 1994                           $    1,775      $    1,031    $    500        $    6,005
Additions                                                                                               2,771
Maturities                                                1,225             207         500               677
Settlements                                                                                             7,139
Balance, September 30, 1995                          $      550      $      824    $   -           $      960
Average final maturity at period end                 1.64 years       .97 years                     .86 years


The fair value of interest rate instruments at September 30, 1995, which exclude exchange-traded futures contracts, was approximately $46.1 million, and represents the estimated amount that the Corporation would pay if the agreements were terminated at that date. The unamortized premium recorded in the Corporation's balance sheet related to interest rate risk management agreements was $22.1 million at September 30, 1995.

Liquidity

Liquidity is the ability to meet cash needs arising from fluctuations in loans, securities, deposits and other borrowings. The Corporation manages liquidity on three levels: at a consolidated level; at the subsidiary banks level; and at the parent company (Shawmut National Corporation) level.

The Corporation primarily manages its liquidity using an uncollateralized purchased funds concept, consistent with the condition of the Corporation's earnings, capital, asset quality and economic environment. Uncollateralized purchased funds ("UPFs") consist of federal funds purchased, large denomination certificates of deposit, Eurodollar deposits and private placement notes. When measuring liquidity, UPFs are offset by available short-term investments including federal funds sold, bid-based money market loans, reverse repurchase agreements and unused repurchase agreement collateral (U.S. Government and agency securities and highly liquid marketable securities). At September 30, 1995, UPFs were $2.3 billion. This was offset by $3.6 billion in short-term investments and unused repurchase agreement collateral, leaving the Corporation with an excess of short-term investments and unused repurchase agreement collateral over UPFs of $1.3 billion. Short-term investments and unused repurchase agreement collateral exceeded the volume of UPFs by $1.5 billion at December 31, 1994. During the second quarter of 1994, the Corporation, through its principal subsidiary banks, expanded its available funding alternatives by establishing a $2.0 billion bank note program which provided access to other diversified funding sources. On April 27, 1995, the banks established a $3.0 billion bank note program which will provide for future bank note issuances. Bank note issuances totaled $1.3 billion at September 30, 1995.

The Corporation manages the parent company's liquidity by measuring the difference between the volume of short-term investments and short-term funding sources and ongoing obligations, including debt maturities, interest payments and dividends. The parent company had short-term borrowings of $229.1 million and notes and debentures of $749.4 million at September 30, 1995. The parent company had cash and cash equivalents at September 30, 1995 of $345.4 million and securities with a fair value of $43.3 million. There are no scheduled maturities on notes and debentures in 1995.
Scheduled maturities are $150 million in 1996 and 1997. On July 18, 1995, the Corporation established a $150 million revolving credit agreement with a maturity of December 31, 1996.

Capital

The Corporation's total shareholders' equity at September 30, 1995 was $2.5 billion, or 7.57 percent of total assets, compared with $2.2 billion, or
6.78 percent of total assets, at December 31, 1994, an increase of $306.7 million. As a result of the acquisition of Northeast on June 9, 1995, the Corporation issued 6,483,665 shares of common stock. The fair value of the Corporation's common stock issued as consideration for Northeast common stock and options was $192.8 million. Also, in connection with the acquisition of Shawmut Capital Corporation, on January 26, 1995, the Corporation completed a $125 million offering of 500,000 shares of 9.35% cumulative preferred stock with a stated value of $250 per share, represented by depositary shares. The increase in shareholders' equity for the first nine months of 1995 also reflects a $42.0 million decline in the net after-tax unrealized loss on the Corporation's available for sale securities portfolio. Volatility in shareholders' equity may occur in future periods as the fair value of the Corporation's available for sale securities portfolio changes with market conditions.

During the second quarter of 1995, the Corporation announced its intention to repurchase approximately 9 million shares of common stock in connection with shares issued as part of the Northeast acquisition and expected issuances for employee stock options. As of September 30, 1995, 8.1 million common shares had been repurchased at a cost of $256.0 million.


The Corporation's Risk-based capital and Leverage ratios were as follows:

                                             Sep 30      Jun 30      Mar 31        Dec 31       Sep 30
(in millions)                                 1995        1995        1995          1994         1994
                                         ---------------------------------------------------------------
Shareholders' equity                     $  2,503.8   $  2,577.7   $  2,385.1   $   2,197.2   $  2,129.3
Tier 1 capital                              2,009.5      2,076.9      2,061.4       2,091.0      2,017.3
Total capital                               3,066.5      3,151.0      3,142.7       2,919.3      2,857.7
Risk-weighted assets                       28,466.7     29,826.9     27,960.1      25,284.4     23,824.6
Ratios:
  Shareholders' equity to assets               7.57 %       7.17 %       6.98 %        6.78 %       6.79 %
  Risk-based capital
    Tier 1 capital                             7.06         6.96         7.37          8.27         8.47
    Total capital                             10.77        10.56        11.24         11.55        11.99
  Leverage                                     6.02         6.08         6.21          6.62         6.54


The Corporation's Risk-based Tier 1 and Total capital ratios were 7.06 percent and 10.77 percent at September 30, 1995, respectively, compared with
8.27 percent and 11.55 percent at December 31, 1994, respectively. The Leverage ratio, a measure of Tier 1 capital to quarterly average assets, was
6.02 percent at September 30, 1995, compared with 6.62 percent at December 31, 1994. The decline in the Risk-based capital and Leverage ratios from year-end 1994 was due to the increase in risk-weighted and other assets as a result of the acquisitions of Shawmut Capital Corporation and Northeast and common stock repurchases. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation exceeded the requirements for a well-capitalized financial institution at September 30, 1995.

The Corporation's principal subsidiary banks' (Shawmut Bank Connecticut and Shawmut Bank Massachusetts) Risk-based capital and Leverage ratios were as follows:


                                            Sep 30       Jun 30       Mar 31       Dec 31        Sep 30
(in millions)                                1995         1995         1995         1994          1994
                                         -----------------------------------------------------------------
SHAWMUT BANK CONNECTICUT
Shareholder's equity                     $  1,511.0   $  1,476.8   $  1,428.4   $   1,236.4   $  1,201.3
Tier 1 capital                              1,230.7      1,191.6      1,183.5       1,202.9      1,166.0
Total capital                               1,682.2      1,649.1      1,627.7       1,371.2      1,323.6
Risk-weighted assets                       15,773.2     16,242.4     15,417.2      13,353.3     12,468.1
Ratios:
  Shareholder's equity to assets               8.53 %       7.77 %       7.65 %        7.22 %       7.60 %
  Risk-based capital
    Tier 1 capital                             7.80         7.34         7.68          9.01         9.35
    Total capital                             10.66        10.15        10.56         10.27        10.62
  Leverage                                     7.01         6.57         6.62          7.51         7.43

SHAWMUT BANK MASSACHUSETTS

Shareholder's equity                     $  1,207.0   $  1,154.1   $  1,147.5   $   1,156.9   $  1,151.2
Tier 1 capital                              1,113.0      1,058.3      1,099.6       1,113.1      1,099.4
Total capital                               1,269.7      1,222.3      1,258.5       1,273.4      1,255.6
Risk-weighted assets                       11,433.5     12,004.6     11,669.1      11,165.2     10,810.3
Ratios:
  Shareholder's equity to assets               8.92 %       7.71 %       7.88 %        8.02 %       8.09 %
  Risk-based capital
    Tier 1 capital                             9.73         8.82         9.42          9.97        10.17
    Total capital                             11.10        10.18        10.78         11.40        11.61
  Leverage                                     8.09         7.31         7.78          7.93         8.17


The Corporation's subsidiary banks' Risk-based capital and Leverage ratios exceeded the requirements for a well-capitalized financial institution at September 30, 1995.

CREDIT QUALITY

Nonaccruing loans were $187.5 million at September 30, 1995, compared with $224.0 million at December 31, 1994. Approximately 27 percent of nonaccruing loans were less than 30 days past due at September 30, 1995, compared with approximately 26 percent at December 31, 1994. The acquisitions of Shawmut Capital Corporation and Northeast resulted in $27.4 million of nonaccruing loans and foreclosed properties held for accelerated disposition at September 30, 1995, which have been reported at the lower of cost or fair market value and are included with other assets. The ratio of nonaccruing loans to loans improved to .87 percent at September 30, 1995 from 1.21 percent at December 31, 1994. The ratio of the reserve for credit losses to nonaccruing loans was 272 percent at September 30, 1995, compared with 242 percent at December 31, 1994. Nonaccruing loans by loan type are presented in Table 8. Changes in nonaccruing loans are presented in Table 9.

Restructured loans, which are loans with original terms that have been modified as a result of a change in the borrower's financial condition, totaled $22.2 million at September 30, 1995, compared with $41.8 million at the end of 1994. Restructured loans included real estate investor/developer loans and owner-occupied commercial real estate loans of $16.7 million and $2.1 million, respectively, at September 30, 1995.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $42.8 million at September 30, 1995, compared with $43.3 million at December 31, 1994. These loans represented less than
 .2 percent of loans outstanding at September 30, 1995. Consumer loans represented 78 percent and 49 percent of accruing loans past due 90 days or more at September 30, 1995 and December 31, 1994, respectively.


TABLE 7 - NONACCRUING LOANS, RESTRUCTURED LOANS AND ACCRUING LOANS PAST DUE
          90 DAYS OR MORE

                                            Sep 30       Jun 30       Mar 31       Dec 31        Sep 30
(in millions)                                1995         1995         1995         1994          1994
                                         ---------------------------------------------------------------
Nonaccruing loans
 Commercial / real estate loans:
  Current                                $     48.7   $     42.5   $     51.2   $      51.5   $     46.0
  From 30 to 89 days past due                  13.4         15.7         19.1          13.0         16.7
  90 or more days past due                     79.4         91.0        105.9         112.0        146.4
    Total                                     141.5        149.2        176.2         176.5        209.1
 Consumer loans:
  Current                                       1.8          3.3          3.6           5.9          5.6
  From 30 to 89 days past due                   1.2          1.7          2.7           2.1          4.2
  90 or more days past due                     43.0         36.7         45.9          39.5         47.0
    Total                                      46.0         41.7         52.2          47.5         56.8
    Total nonaccruing loans              $    187.5   $    190.9   $    228.4   $     224.0   $    265.9

Restructured loans                       $     22.2   $     28.1   $     29.8   $      41.8   $     31.1
Accruing loans past due 90 days or more  $     42.8   $     46.4   $     55.6   $      43.3   $     53.1

Nonaccruing loans to loans                      .87 %        .85 %       1.08 %        1.21 %       1.50 %
Reserve for credit losses to
  nonaccruing loans                          272.00       283.00       245.00        242.00       214.00


TABLE 8 - NONACCRUING LOANS BY LOAN TYPE

                                            Sep 30      Jun 30      Mar 31      Dec 31       Sep 30
(in millions)                                1995        1995        1995        1994         1994
                                         -----------------------------------------------------------
Commercial and industrial                $     53.8  $     47.1  $     55.0  $      36.0  $     59.3
Owner-occupied commercial real estate          40.5        47.4        52.0         57.6        59.8
Real estate investor/developer
  Commercial mortgage                          37.7        50.8        64.5         66.9        65.9
  Construction and other                        9.5         3.9         4.7         16.0        24.1
    Total investor/developer                   47.2        54.7        69.2         82.9        90.0
Consumer
  Residential mortgage                         34.0        28.9        42.6         38.4        46.2
  Home equity                                   8.7         9.4         7.2          6.5         7.0
  Installment and other                         3.3         3.4         2.4          2.6         3.6
    Total consumer                             46.0        41.7        52.2         47.5        56.8
    Total                                $    187.5  $    190.9  $    228.4  $     224.0  $    265.9


TABLE 9 - CHANGES IN NONACCRUING LOANS

The changes in the Corporation's nonaccruing loans are summarized below:

                                                                  Quarter ended
                                         -----------------------------------------------------------
                                            Sep 30      Jun 30      Mar 31      Dec 31       Sep 30
(in millions)                                1995        1995        1995        1994         1994
Balance at beginning of period           $    190.9  $    228.4  $    224.0  $     265.9  $    285.2
New nonaccruing loans                          80.4        57.3        66.1         49.5        64.5
Additions for loans purchased                               1.4        14.1
Decreases in nonaccruing loans
  Charge-offs                                  38.9        36.1        27.4         34.8        31.0
  Payments                                     26.4        25.5        34.7         40.5        35.9
  Returns to accruing loans                     6.1        15.3         4.9         11.6         6.5
  Sales                                         6.0        16.1         1.7                       .4
  Transfers to foreclosed properties            6.1         3.2         5.8          4.4         7.5
  Transfers to restructured loans                .3                     1.3           .1         2.5
    Total                                      83.8        96.2        75.8         91.4        83.8
Balance at end of period                 $    187.5  $    190.9  $    228.4  $     224.0  $    265.9


Foreclosed properties decreased $14.2 million, or 76 percent, to $4.6 million at September 30, 1995 from $18.8 million at December 31, 1994.

Nonaccruing loans plus foreclosed properties totaled $192.1 million at September 30, 1995, a decline of $50.7 million, or 21 percent, from $242.8 million at December 31, 1994. The ratio of nonaccruing loans plus foreclosed properties to loans plus foreclosed properties was .89 percent at September 30, 1995, down from 1.31 percent at December 31, 1994.


TABLE 10 - NONACCRUING LOANS PLUS FORECLOSED PROPERTIES

                                            Sep 30       Jun 30       Mar 31       Dec 31        Sep 30
(in millions)                                1995         1995         1995         1994          1994
Nonaccruing loans                        $    187.5   $    190.9   $    228.4   $     224.0   $    265.9
Foreclosed properties                           4.6          4.0         11.9          18.8         32.1
    Total                                $    192.1   $    194.9   $    240.3   $     242.8   $    298.0

Nonaccruing loans plus
 foreclosed properties
 to loans plus foreclosed properties            .89 %        .87 %       1.14 %        1.31 %       1.68 %


RESERVE FOR CREDIT LOSSES

The reserve for credit losses was $510.5 million at September 30, 1995, compared with $542.1 million at December 31, 1994. The reserve for credit losses reflects the addition of $53.3 million of reserves purchased as part of the Shawmut Capital Corporation and Northeast acquisitions after net loan charge-offs of $84.9 million for the nine months ended September 30, 1995. Changes in the Corporation's reserve for credit losses are presented in Table
11. The ratio of the reserve for credit losses to loans was 2.36 percent at September 30, 1995, compared with 2.93 percent at December 31, 1994. An analysis of the Corporation's credit loss experience is presented in Table
12. Net charge-offs were $30.7 million for the third quarter of 1995, equal to an annualized rate of .56 percent of average loans, compared with $26.3 million and .60 percent for the same period a year ago. A discussion of the provision for credit losses is presented on page 7.

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


TABLE 11 - RESERVE FOR CREDIT LOSSES

                                                                       Quarter ended
                                         ----------------------------------------------------------------
                                            Sep 30       Jun 30       Mar 31       Dec 31        Sep 30
(in millions)                                1995         1995         1995         1994          1994
Reserve for credit losses at
  beginning of period                    $    541.2   $    559.2   $    542.1   $     567.8   $    589.8
Provision charged to operations
Addition for loans purchased                                11.6         41.7                        4.3
Loans charged off
  Gross                                       (44.4)       (42.5)       (33.4)        (43.7)       (40.7)
  Recoveries                                   13.7         12.9          8.8          18.0         14.4
  Net                                         (30.7)       (29.6)       (24.6)        (25.7)       (26.3)
Reserve for credit losses at end
  of period                              $    510.5   $    541.2   $    559.2   $     542.1   $    567.8

Net charge-offs (annualized)
  to average loans                              .56 %        .55 %        .49 %         .57 %        .60 %
Reserve for credit losses to
  net charge-offs (annualized)                 4.16 x       4.57 x       5.67 x        5.28 x       5.40 x
Reserve for credit losses to loans             2.36 %       2.42 %       2.65 %        2.93 %       3.20 %


TABLE 12 - CREDIT LOSS EXPERIENCE

                                                                  Quarter ended
                                         ------------------------------------------------------------
                                            Sep 30      Jun 30      Mar 31      Dec 31       Sep 30
(in millions)                                1995        1995        1995        1994         1994
Reserve for credit losses at beginning
  of period                              $    541.2  $    559.2  $    542.1  $     567.8  $    589.8
Provision charged to operations
Addition for loans purchased                               11.6        41.7                      4.3
Loans charged off:
  Commercial and industrial                     8.0         8.7         2.7          4.6         4.6
  Owner-occupied commercial real estate         9.1         7.4         6.0          7.1         4.5
  Real estate investor/developer
    Commercial mortgage                        14.0         8.1        14.6         14.5        14.2
    Construction and other                      1.0          .8         3.0          5.4         4.0
    Total investor/developer                   15.0         8.9        17.6         19.9        18.2
  Consumer
    Residential mortgage                        8.0        14.0         4.2          7.5         9.4
    Home equity                                  .8          .8          .7          1.7         1.4
    Installment and other                       3.5         2.7         2.2          2.9         2.6
    Total consumer                             12.3        17.5         7.1         12.1        13.4
    Total loans charged off                    44.4        42.5        33.4         43.7        40.7
Recoveries on loans charged off:
  Commercial and industrial                     3.7         2.6         3.0          5.8         5.3
  Owner-occupied commercial real estate         2.4         1.7         1.4          2.0         1.2
  Real estate investor/developer                3.8         5.6         1.7          5.6         2.1
  Consumer                                      3.8         3.0         2.7          4.6         5.8
    Total recoveries                           13.7        12.9         8.8         18.0        14.4
Net loans charged off                          30.7        29.6        24.6         25.7        26.3
Reserve for credit losses at end of
  period                                 $    510.5  $    541.2  $    559.2  $     542.1  $    567.8


PORTFOLIO STATISTICS

The following tables set forth loan statistical information:

TABLE 13 - LOAN PORTFOLIO

                                            Sep 30      Jun 30      Mar 31      Dec 31       Sep 30
(in millions)                                1995        1995        1995        1994         1994
                                         -----------------------------------------------------------
Commercial and industrial                $  9,934.5  $ 10,190.2  $  9,644.2  $   7,006.4  $  6,201.3
Owner-occupied commercial real estate       1,452.8     1,507.3     1,564.5      1,412.0     1,423.4
Real estate investor/developer
  Commercial mortgage                       1,077.6     1,261.3     1,231.6      1,309.2     1,401.3
  Construction and other                      102.0       125.4       136.4        157.4       150.5
    Total investor/developer                1,179.6     1,386.7     1,368.0      1,466.6     1,551.8
Consumer
  Residential mortgage                      5,965.3     6,212.5     5,541.2      5,592.1     5,608.1
  Home equity                               1,643.4     1,618.6     1,582.9      1,625.7     1,628.8
  Installment and other                     1,458.4     1,455.7     1,434.0      1,384.3     1,322.5
    Total consumer                          9,067.1     9,286.8     8,558.1      8,602.1     8,559.4
    Total                                  21,634.0    22,371.0    21,134.8     18,487.1    17,735.9
Reserve for credit losses                    (510.5)     (541.2)     (559.2)      (542.1)     (567.8)
    Total                                $ 21,123.5  $ 21,829.8  $ 20,575.6  $  17,945.0  $ 17,168.1


TABLE 14 - COMMERCIAL AND INDUSTRIAL LOANS - BY INDUSTRY SECTOR

                                                              Net charge-offs
                                    September 30, 1995          (recoveries)
                                 ------------------------   --------------------
                                    Loans                    Third      Year to
(in millions)                    outstanding  Nonaccruing   quarter       date

Manufacturing                    $  2,747.2  $     12.1     $    2.2     $   2.5
Wholesale                           1,678.4        16.0          1.0         2.2
Finance, insurance and
real estate                         1,505.6         3.6          (.8)        (.7)
Communications                      1,438.5         4.2          1.1         1.7
Services                            1,281.1        10.6          (.3)        (.2)
Retail                                591.6         3.4           .7         3.3
Other                                 692.1         3.9           .4         1.3
  Total                          $  9,934.5  $     53.8     $    4.3     $  10.1


TABLE 15 - OWNER-OCCUPIED COMMERCIAL REAL ESTATE LOANS - BY INDUSTRY SECTOR

                                     September 30, 1995        Net charge-offs
                                 ------------------------------------------------
                                     Loans                    Third      Year to
(in millions)                     outstanding  Nonaccruing   quarter       date
Services                         $    423.9    $    8.4     $     .9    $    2.2
Manufacturing                         305.2         6.0           .3         1.5
Retail                                197.0         9.4          2.6         5.3
Finance, insurance and
  real estate                         168.2         8.6          1.7         3.7
Wholesale                             146.7          .9                      1.1
Communications                         56.1          .4           .1          .7
Other                                 155.7         6.8          1.1         2.5
  Total                          $  1,452.8    $   40.5     $    6.7    $   17.0


TABLE 16 - REAL ESTATE INVESTOR/DEVELOPER LOANS - BY PROJECT

                                                                    Net charge-offs
                                          September 30, 1995         (recoveries)
                                      -------------------------  ---------------------
                                          Loans                    Third      Year to
(in millions)                          outstanding  Nonaccruing    quarter       date
Apartment/rental                      $    244.6     $   5.1     $    1.8     $   5.8
Offices                                    226.9         6.0          2.6         5.7
Retail                                     205.9         4.9          1.5         4.5
Mixed use                                  168.8        13.3          3.3         6.7
Industrial                                 103.5         4.1          1.0         4.3
Special purposes                            43.3         5.7           .9          .8
Residential developers
  Condominium                               38.1          .1                       .2
  Single family                             34.2         2.8          (.2)
Hotels, resorts, inns                       29.4          .7                       .1
Land                                        25.1         2.5                      (.3)
Research and development space              22.9                      (.1)
Other                                       36.9         2.0           .4         2.6
  Total                               $  1,179.6     $  47.2     $   11.2     $  30.4


TABLE 17 - CONSUMER LOANS - BY TYPE

                                                               Net charge-offs
                                     September 30, 1995          (recoveries)
                                 -------------------------  ----------------------
                                     Loans                    Third       Year to
(in millions)                     outstanding  Nonaccruing    quarter       date
Residential mortgages            $  5,965.3     $  34.0     $    5.9     $  21.3
Home equity lines                   1,246.4         6.4           .6         1.8
Indirect automobile                 1,087.4         2.3          1.2         2.4
Home equity loans                     397.0         2.3           .2          .3
Direct installment                    309.0          .7          (.1)         .4
Other                                  62.0          .3           .7         1.2
  Total                          $  9,067.1     $  46.0      $   8.5     $  27.4

                            -21-

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                            Three months ended         Nine months ended
                                               September 30               September 30
                                        -----------------------   -----------------------------
(in thousands, except per share data)       1995         1994          1995            1994
INTEREST AND DIVIDEND INCOME
Loans                                   $  462,631   $  332,651   $   1,340,311   $    952,517
Securities
  Available for sale, at fair value         15,525       30,197          85,773        110,606
  Held to maturity                         108,454      115,483         338,619        325,963
Residential mortgages held for sale          3,010        5,297           5,440         13,598
Federal funds sold and securities
  purchased under agreements to
   resell                                    4,351        1,795          13,635          4,625
Interest-bearing deposits in other
  banks                                      3,562        4,180           8,512          7,857
Trading account securities                     249          227             980            659
    Total                                  597,782      489,830       1,793,270      1,415,825
INTEREST EXPENSE
Deposits                                   185,024      107,691         500,451        283,959
Other borrowings                           108,561       88,935         368,613        264,454
Notes and debentures                        42,396       27,290         123,671         63,261
    Total                                  335,981      223,916         992,735        611,674
NET INTEREST INCOME                        261,801      265,914         800,535        804,151
Provision for credit losses                                                              3,000
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES              261,801      265,914         800,535        801,151
NONINTEREST INCOME
Customer service fees                       57,159       48,691         163,537        146,008
Trust and agency fees                       33,702       28,520          95,958         87,002
Securities gains, net                           38          768           1,257
Other                                       16,301       13,692          53,366         41,292
    Total                                  107,200       91,671         314,118        274,302
NONINTEREST EXPENSES
Compensation and benefits                  118,730      118,868         358,722        367,263
Occupancy and equipment                     41,249       38,091         117,347        115,922
Merger related charges                                                   50,441        100,900
Restructuring related charges                                                           39,800
Foreclosed properties provision
  and expense                                  979        1,113           3,263         10,218
Other                                       62,329       68,326         207,159        212,799
    Total                                  223,287      226,398         736,932        846,902
INCOME BEFORE INCOME TAXES                 145,714      131,187         377,721        228,551
Income taxes                                54,287       45,912         141,065         84,671
NET INCOME                              $   91,427   $   85,275   $     236,656   $    143,880
NET INCOME APPLICABLE TO
  COMMON SHARES                         $   84,646   $   81,417   $     216,671   $    132,304

COMMON SHARE DATA
  Net income                            $      .68   $      .68   $        1.76   $       1.12
  Weighted average shares outstanding      124,170      119,265         123,191        118,518


The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (unaudited)

                                                                  September 30,   December 31,
(in thousands)                                                         1995           1994
                                                                  ----------------------------
ASSETS
Cash and due from banks                                           $   1,162,708   $  1,986,182
Interest-bearing deposits in other banks                                138,829        439,936
Federal funds sold and securities purchased
  under agreements to resell                                            282,600        308,700
Trading account securities                                               13,789         27,859
Residential mortgages held for sale                                     142,097         72,205
Securities
  Available for sale, at fair value                                     897,436      1,991,853
  Held to maturity (fair value $7,103,247 and $7,561,890)             7,198,762      8,000,382
Loans, less reserve for credit
  losses of $510,569 and $542,116                                    21,123,391     17,945,027
Premises and equipment                                                  326,117        329,780
Customers' acceptance liability                                          23,154          5,166
Other assets                                                          1,747,870      1,291,521
  Total assets                                                    $  33,056,753   $ 32,398,611

LIABILITIES
Deposits
  Demand                                                          $   4,260,502   $  5,161,182
  Savings, money market and NOW accounts                              8,222,807      8,649,988
  Domestic time                                                       8,250,881      6,058,769
  Foreign time                                                          652,116        876,314
    Total deposits                                                   21,386,306     20,746,253
Other borrowings                                                      6,454,538      7,086,579
Acceptances outstanding                                                  23,154          5,166
Accrued expenses and other liabilities                                  355,820        341,652
Notes and debentures                                                  2,333,092      2,021,788
  Total liabilities                                                  30,552,910     30,201,438

SHAREHOLDERS' EQUITY
Preferred stock, without par value
  Authorized - 10,000,000 shares
  Outstanding - 1,763,700 and 1,263,700 shares                          303,185        178,185
Common stock, $.01 par value
  Authorized - 300,000,000 shares
  Issued - 129,273,798 and 120,770,774 shares                             1,293          1,208
Surplus                                                               1,523,010      1,288,825
Retained earnings                                                       896,166        783,223
Net unrealized loss on securities available for sale                    (12,309)       (54,268)
Treasury stock, common stock at cost (6,576,960 shares)                (207,502)
  Total shareholders' equity                                          2,503,843      2,197,173
  Total liabilities and shareholders' equity                      $  33,056,753   $ 32,398,611



The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

                                                                       Nine months ended
                                                                         September 30
                                                                 ------------------------------
(in thousands)                                                          1995           1994
SHAREHOLDERS' EQUITY at beginning of period                       $   2,197,173   $  2,102,371

PREFERRED STOCK
Issuance of preferred stock (500,000 shares)                            125,000
Purchase of preferred stock (11,300 shares)                                               (565)
Redemption of preferred stock (170,073 shares)                                         (15,215)

COMMON STOCK, $.01 par value
Shares issued under Dividend Reinvestment
  and Stock Purchase Plans (835,981 and 1,352,223 shares)                     8             14
Shares issued under stock option and employee
  benefit plans (1,181,304 and 687,163 shares)                               12              6
Shares issued for Northeast acquisition (6,485,739 shares)                   65

SURPLUS
Additional proceeds from:
  Shares issued under Dividend Reinvestment
    and Stock Purchase Plans                                             14,324         28,309
  Shares issued under stock option
    and employee benefit plans                                           31,300          4,861
  Shares issued for Northeast acquisition                               192,749
Preferred stock issuance costs                                           (4,188)

RETAINED EARNINGS
Net income                                                              236,656        143,880
Cash dividends declared by the Corporation on:
  Preferred stock                                                       (19,985)       (11,576)
  Common stock                                                          (81,770)       (67,973)
Cash dividends declared by merged companies prior to merger                             (1,143)
Restricted stock awards                                                   1,008            729
Reissuance of common stock from treasury                                (22,966)          (181)
Redemption of preferred stock                                                           (3,114)

NET UNREALIZED LOSS ON SECURITIES
Unrealized appreciation (depreciation) on securities
  available for sale                                                     41,959        (53,291)

TREASURY STOCK
Purchase of common stock (8,438,209 and 91,298 share                   (265,337)        (2,090)
Reissuance of common stock under Dividend Reinvestment,
  Stock Purchase Plans and stock option and employee
  benefit plans (1,861,249 and 189,387 shares)                           57,835          4,243
SHAREHOLDERS' EQUITY at end of period                             $   2,503,843   $  2,129,265



The accompanying notes are an integral part of these financial statements.

SHAWMUT NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                                         Nine months ended
                                                                            September 30
                                                                  ------------------------------
(in thousands)                                                          1995            1994
OPERATING ACTIVITIES
Net income                                                        $     236,656   $    143,880
Adjustments to reconcile net income to cash
    provided by operating activities:
  Provision for credit losses                                                            3,000
  Provision for foreclosed properties                                                    3,512
  Provision for merger and restructuring related charges                 50,441        140,700
  Depreciation, amortization and other                                  103,744         80,723
  Gains from the sale of loans, premises and equipment
    and other assets                                                    (19,021)        (6,711)
  Decrease (increase) in trading account securities                      14,070        (22,215)
  Decrease (increase) in residential mortgages held for sale            (69,892)       616,932
  Increase in other assets and accrued expenses
    and other liabilities                                              (283,600)       (65,655)
CASH PROVIDED BY OPERATING ACTIVITIES                                    32,398        894,166

FINANCING ACTIVITIES
Increase (decrease) in total deposits                                (1,907,404)       777,269
Decrease in other borrowings                                         (1,185,594)    (1,614,340)
Proceeds from issuances of bank notes, net                               15,000        875,000
Proceeds from issuance of subordinated bank notes                       249,668
Principal payments on notes and debentures                               (6,599)          (285)
Proceeds from issuances of common and preferred stock                   201,325         37,252
Purchases of common and preferred stock                                (265,337)       (20,984)
Cash dividends paid                                                     (98,478)       (76,852)
CASH USED BY FINANCING ACTIVITIES                                    (2,997,419)       (22,940)

INVESTING ACTIVITIES
Decrease (increase) in short-term investments                           327,207       (408,790)
Proceeds from sales of securities available for sale                  3,822,699      3,411,401
Maturities of securities available for sale                             964,715        505,760
Purchases of securities available for sale                           (1,481,874)    (3,176,753)
Maturities of securities held to maturity                               850,408      1,238,340
Purchases of securities held to maturity                                (69,532)    (2,029,137)
Proceeds from sales of loans                                             86,819         31,056
Purchases of loans                                                   (2,415,844)      (487,415)
Loans originated less principal collected                                37,243        (42,159)
Purchases of premises and equipment and other assets                    (17,847)       (39,797)
Proceeds from the sale of premises and equipment and
  other assets                                                           37,553         47,475
CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          2,141,547       (950,019)

DECREASE IN CASH AND DUE FROM BANKS                                    (823,474)       (78,793)
Cash and due from banks at beginning of period                        1,986,182      1,539,690
CASH AND DUE FROM BANKS AT END OF PERIOD                          $   1,162,708   $  1,460,897

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                     $     943,634   $    594,535
Income taxes paid                                                 $     114,846   $     33,011


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

The following pro forma information presents the consolidated results of operations for the Corporation for the nine-month periods ended September 30, 1995 and 1994 as if the Northeast and Shawmut Capital Corporation acquisitions had occurred at the beginning of the periods presented. In addition to combining the historical results of operations of the Corporation, Northeast and Shawmut Capital Corporation, the pro forma information reflects adjustments for the estimated effects of purchase accounting. The pro forma information may not be indicative of the results of operations that would have occurred if the acquisitions had been consummated at the beginning of the periods presented.

                                           Nine months ended
                                             September 30,
                                        -----------------------
(in thousands, except per share data)      1995         1994
Net interest income                     $  834,710   $  897,043
Net income applicable to
  common shares                         $  218,296   $  141,447
Earnings per share                      $     1.72   $     1.14


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

NOTE 3 - SECURITIES

The amortized cost and fair value of securities classified as available for sale at September 30, 1995 and December 31, 1994 are summarized as follows:

                                                   September 30, 1995            December 31, 1994
                                                 ------------------------  ----------------------------
                                                  Amortized       Fair        Amortized         Fair
(in thousands)                                      cost         value          cost           value
U.S. Government and agency securities
  U.S. Treasury                                  $  269,313   $  262,263   $   1,275,041   $  1,222,712
  Mortgage backed                                    23,743       24,913         204,498        206,093
Equity securities                                    44,154       40,514         149,521        140,400
Corporate mortgage backed and other securities      579,065      569,248         446,186        422,553
State and municipal obligations                         495          498              96             95
    Total                                        $  916,770   $  897,436   $   2,075,342   $  1,991,853


The amortized cost of securities classified as available for sale exceeded fair value by approximately $19.3 million at September 30, 1995, consisting of unrealized losses of approximately $19.9 million and unrealized gains of approximately $.6 million, and $83.5 million at December 31, 1994, consisting of unrealized losses of approximately $86.3 million and unrealized gains of approximately $2.8 million. As a result, net unrealized losses of $12.3 million and $54.3 million on securities classified as available for sale at September 30, 1995 and December 31, 1994, respectively, after applicable income taxes, were included as a separate component of shareholders' equity.

The amortized cost and fair value of securities classified as held to maturity at September 30, 1995 and December 31, 1994 are summarized as follows:


                                             September 30, 1995          December 31, 1994
                                         -------------------------  --------------------------
                                           Amortized       Fair        Amortized        Fair
(in thousands)                               cost          value         cost           value
U.S. Government and agency securities
  Mortgage backed                       $  3,276,045  $  3,255,490  $  3,556,103   $  3,345,768
  U.S. Treasury                            1,925,207     1,894,130     1,953,820      1,838,679
Asset backed and other securities          1,997,510     1,953,627     2,490,459      2,377,443
    Total                               $  7,198,762  $  7,103,247  $  8,000,382   $  7,561,890


The amortized cost of securities classified as held to maturity exceeded fair value by approximately $95.5 million at September 30, 1995, consisting of unrealized losses of approximately $109.8 million and unrealized gains of approximately $14.3 million, and $438.5 million at December 31, 1994, consisting of unrealized losses of approximately $439.6 million and unrealized gains of approximately $1.1 million.

NOTE 4 - LOANS

The components of the Corporation's loan portfolio at September 30, 1995 and December 31, 1994, net of unearned income of $91.6 million and $32.8 million, respectively, are summarized below:

                                         September 30, December 31,
(in thousands)                               1995          1994
                                        --------------------------
Commercial and industrial               $  9,934,465  $  7,006,396
Owner-occupied commercial real estate      1,452,839     1,412,007
Real estate investor/developer
  Commercial mortgage                      1,077,594     1,309,224
  Construction and other                     102,015       157,391
    Total investor/developer               1,179,609     1,466,615
Consumer
  Residential mortgage                     5,965,306     5,592,084
  Home equity                              1,643,389     1,625,662
  Installment and other                    1,458,352     1,384,379
    Total consumer                         9,067,047     8,602,125
    Total                                 21,633,960    18,487,143
Less reserve for credit losses               510,569       542,116
    Total                               $ 21,123,391  $ 17,945,027


The details of the Corporation's nonaccruing loans, restructured loans and accruing loans past due 90 days or more at September 30, 1995 and December 31, 1994 are summarized as follows:

                                             September 30,     December 31,
(in thousands)                                   1995              1994
                                            --------------------------------
Nonaccruing loans
  Commercial and industrial                 $     53,753     $     35,982
  Owner-occupied commercial real estate           40,489           57,560
  Real estate investor/developer                  47,215           82,921
    Subtotal                                     141,457          176,463
  Consumer                                        46,005           47,488
    Total nonaccruing loans                 $    187,462     $    223,951
Restructured loans                          $     22,213     $     41,752
Accruing loans past due 90 days or more     $     42,831     $     43,264


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

As indicated in the table above, at September 30, 1995 the recorded investment in impaired loans, excluding consumer amounts, was $141.5 million. Impairment reserves at September 30, 1995, determined in accordance with FAS 114 and included as part of the Corporation's reserve for credit losses, approximated $11.2 million. At September 30, 1995, approximately $78.8 million of impaired loans which have been subjected to a specific review did not require an impairment reserve, due primarily to prior charge-offs. The average recorded investment in impaired loans, excluding consumer amounts, during the quarter ended September 30, 1995 was $150.3 million. For the quarter ended September 30, 1995, the amount of interest income recognized on impaired loans was immaterial.

Restructured loans are loans with original terms which have been modified as a result of a change in the borrower's financial condition and are also required to be accounted for and reported in accordance with FAS 114 for restructurings that occur subsequent to January 1, 1995. As indicated in the table above, at September 30, 1995 restructured loans totaled $22.2 million. There were no loans included in this amount that were restructured subsequent to January 1, 1995.

NOTE 5 - OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The components of other assets at September 30, 1995 and December 31, 1994 are presented below:

                                            September 30,      December 31,
(in thousands)                                  1995               1994
                                           ---------------------------------
Goodwill and other intangibles             $    504,377      $    154,488
Accrued interest income                         237,564           227,654
Net deferred income taxes                       159,012           164,958
Cash surrender value of life insurance          162,102           156,913
Prepaid pension expense                          92,902           128,614
Rhode Island covered assets                      71,098
Assets held for accelerated disposition          29,989
Foreclosed properties                             4,637            18,831
Receivable for securities sold                       40            10,000
Other                                           486,149           430,063
  Total                                    $  1,747,870      $  1,291,521


Northeast's banking subsidiary had previously acquired certain assets of four Rhode Island financial institutions which were in receivership proceedings ("Rhode Island covered assets"). The Corporation, through its acquisition of Northeast, was protected by the Rhode Island Depositors Economic Protection Corporation ("DEPCO") against losses incurred through 1999 relative to all loans acquired from the institutions, including loans foreclosed upon subsequent to acquisition. Accordingly, Rhode Island covered assets are segregated and reported separately from the Corporation's loans and foreclosed properties. At September 30, 1995, Rhode Island covered assets included loans of $69.6 million, of which $5.4 million are nonaccruing loans, and $1.5 million of foreclosed properties. In September 1995, the Corporation agreed to release DEPCO of its obligation in exchange for $10.5 million, which will be recorded upon its receipt as a discount on the related assets.

The components of accrued expenses and other liabilities at September 30, 1995 and December 31, 1994 are presented below:

                                                                 September 30,   December 31,
(in thousands)                                                      1995            1994
                                                                -----------------------------
Accrued interest expense                                        $  145,183      $  96,082
Accrued dividends payable                                           33,706         30,429
Accrued postretirement health care and life insurance
  benefits expense                                                  18,285         13,117
Accrued postemployment benefits expense                             10,023          8,645
Accrued restructuring expenses                                       1,427         19,045
Accrued merger expenses                                                935         13,772
Payable for securities purchased                                        40          2,000
Other                                                              146,221        158,562
  Total                                                         $  355,820      $ 341,652


NOTE 6 - NOTES AND DEBENTURES

The Corporation's notes and debentures at September 30, 1995 and December 31, 1994 are summarized below:

                                                                    September 30,   December 31,
(in thousands)                                                          1995            1994
                                                                    ----------------------------
Bank Holding Companies:
9.85% subordinated capital notes due June 1, 1999,
  net of discount                                                   $   149,943      $  149,931
8 7/8% notes due April 1, 1996, net of discount                         149,939         149,866
7.20% subordinated notes due April 15, 2003, net of discount            149,772         149,750
8 5/8% subordinated notes due December 15, 1999,
  net of discount                                                       149,776         149,736
8 1/8% notes due February 1, 1997, net of discount                       99,943          99,916
Floating rate subordinated notes due February 14, 1997                   50,000          50,000
9% uncertificated sinking fund debentures due May 8, 2012                46,751
  Total                                                                 796,124         749,199

Bank Subsidiaries:
Floating rate senior notes due 1995 and 1996                          1,228,000       1,038,000
Fixed rate senior notes due 1995 and 1996                                50,000         225,000
8 5/8% subordinated bank notes due February 15, 2005,
  net of discount                                                       249,688
Other                                                                     9,280           9,589
  Total                                                               1,536,968       1,272,589
    Total                                                           $ 2,333,092     $ 2,021,788


Floating rate senior notes issued under the Corporation's subsidiary banks' note program at September 30, 1995 mature from one to nine months and currently have interest rates of 5.53 to 6.22 percent. The weighted average interest rate on the floating rate notes at September 30, 1995 was 5.88 percent.

On February 14, 1995, Shawmut Bank Connecticut completed a $250 million offering of 8 5/8% subordinated bank notes due February 15, 2005. On April 27, 1995, Shawmut Bank Connecticut and Shawmut Bank Massachusetts established a $3.0 billion bank note program which will provide for future bank note issuances.

In November 1995, Shawmut New York Corporation, a wholly owned subsidiary of the Corporation formerly known as Northeast Federal Corp., redeemed all 9% Uncertificated Sinking Fund Debentures due May 8, 2012. Northeast Federal Corp. had issued the debentures in 1992.

NOTE 7 - OTHER NONINTEREST INCOME AND NONINTEREST EXPENSES

The components of other noninterest income for the three and nine months ended September 30, 1995 and 1994 were as follows:

                                             Three months ended         Nine months ended
                                               September 30,               September 30,
                                          -----------------------   --------------------------
(in thousands)                               1995         1994          1995            1994
Loan servicing                            $  4,270     $  4,612     $    19,176     $   19,645
Trading account profits                        641        1,034           2,975          3,496
Foreign exchange trading                       965           17             179         (1,814)
Residential mortgage sales                     (59)         878              82          1,930
Other                                       10,484        7,151          30,954         18,035
  Total                                   $ 16,301     $ 13,692     $    53,366     $   41,292


The components of noninterest expenses, excluding merger and restructuring related charges, for the three and nine months ended September 30, 1995 and 1994 were as follows:


                                             Three months ended          Nine months ended
                                               September 30,               September 30,
                                         -----------------------   ---------------------------
(in thousands)                               1995        1994          1995            1994
Compensation                             $  97,589    $  97,921    $    296,161    $   300,139
Benefits                                    21,141       20,947          62,561         67,124
  Total                                  $ 118,730    $ 118,868    $    358,722    $   367,263

Occupancy                                $  25,305    $  23,849    $     72,466    $    75,179
Equipment                                   15,944       14,242          44,881         40,743
  Total                                  $  41,249    $  38,091    $    117,347    $   115,922

Foreclosed properties
  Provision                                           $     583                    $     3,512
  Expense                                $     979          530    $      3,263          6,706
    Total                                $     979    $   1,113    $      3,263    $    10,218

Communications                           $  11,631    $  10,328    $     35,286    $    33,240
FDIC insurance premiums                        931       10,315          22,853         30,862
Advertising                                  6,975        4,523          19,038         15,594
Other                                       42,792       43,160         129,982        133,103
  Total                                  $  62,329    $  68,326    $    207,159    $   212,799


Merger and Restructuring Related Charges

Merger related charges of $13.6 million recognized in the second quarter of 1995 related to the settlement of certain compensation expenses as a result of shareholder approval of the agreement to merge with Fleet. Merger related charges of $36.9 million recognized in the first quarter of 1995 related to the settlement of certain of the Corporation's employee retirement benefits as a result of the execution of the agreement to merge with Fleet. Total merger related charges for the nine months ended September 30, 1995 were $50.5 million.

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


CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet,
net interest income and interest rates:
                                                           Three months ended              Three months ended
                                                           September 30, 1995                June 30, 1995
                                                      -----------------------------    -----------------------------
                                                      Average               Average    Average               Average
(in millions)                                         balance     Interest    rate     balance     Interest   rate
ASSETS
Loans                                                $ 21,862    $  463.6    8.43 %    $ 21,548    $ 457.9    8.52 %
Securities
  Available for sale, at fair value                     1,057        15.8    5.97         2,330       37.8    6.51
  Held to maturity                                      7,369       108.5    5.88         7,672      113.4    5.91
Residential mortgages held for sale                       157         3.0    7.69            71        1.4    8.15
Short-term investments
  Time deposits in other banks                            202         3.6    6.99            60        1.0    7.02
  Federal funds sold and securities
  purchased under agreements to resell                    295         4.3    5.86           326        5.1    6.21
Trading account securities                                 21          .4    6.86            30         .6    7.99
    Total interest-earning assets                      30,963       599.2    7.70        32,037      617.2    7.72
Reserve for credit losses                                (533)                             (553)
Cash and due from banks                                 1,324                             1,418
Other assets                                            2,125                             1,885
    Total assets                                     $ 33,879                          $ 34,787

LIABILITIES
Savings, money market and
  NOW accounts                                       $  8,437        51.2    2.41 %    $  8,142       46.8    2.31 %
Time certificates of deposit
  of $100 thousand or more                              2,027        33.8    6.62         2,189       35.9    6.57
Domestic time deposits                                  6,378        88.7    5.52         5,096       67.2    5.29
Foreign time deposits                                     772        11.3    5.84         1,233       19.0    6.18
    Total interest-bearing deposits                    17,614       185.0    4.17        16,660      168.9    4.07
Federal funds purchased and securities
  sold under agreements to repurchase                   5,332        80.2    5.97         7,438      111.7    6.02
Other borrowings                                        1,392        28.4    8.08         1,289       23.6    7.34
    Total other borrowings                              6,724       108.6    6.41         8,727      135.3    6.22
Notes and debentures                                    2,333        42.4    7.24         2,289       41.5    7.26
    Total interest-bearing liabilities                 26,671       336.0    5.00        27,676      345.7    5.01
Demand deposits                                         4,272                             4,231
Other liabilities                                         419                               405
    Total liabilities                                  31,362                            32,312
Shareholders' equity                                    2,517                             2,475
    Total liabilities and shareholders' equity       $ 33,879                          $ 34,787

Net interest income
  (taxable-equivalent basis)                                        263.2    3.39                    271.5    3.39
Less taxable-equivalent adjustment                                    1.4                              3.1
Net interest income                                              $  261.8                          $ 268.4


CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                                             Three months ended            Three months ended
                                                               March 31, 1995               December 31, 1994
                                                      ------------------------------   ------------------------------
                                                      Average                Average   Average                Average
(in millions)                                         balance    Interest     rate     balance     Interest     rate

ASSETS
Loans                                                $ 20,248    $  422.1    8.42 %    $ 18,174    $ 360.6    7.89 %
Securities
  Available for sale, at fair value                     2,138        35.8    6.75         2,120       35.5    6.74
  Held to maturity                                      7,888       116.8    5.94         8,106      117.9    5.81
Residential mortgages held for sale                        48         1.0    8.21            31        1.2    7.36
Short-term investments
  Time deposits in other banks                            259         3.9    6.10           318        4.9    5.94
  Federal funds sold and securities
  purchased under agreements to resell                    294         4.2    5.84           301        4.0    5.36
Trading account securities                                 26          .5    8.30            29         .5    6.05
    Total interest-earning assets                      30,901       584.3    7.63        29,079      524.6    7.18
Reserve for credit losses                                (563)                             (562)
Cash and due from banks                                 1,350                             1,475
Other assets                                            1,836                             1,670
    Total assets                                     $ 33,524                          $ 31,662

LIABILITIES
Savings, money market and
  NOW accounts                                       $  8,307        45.7    2.23 %    $  8,780       45.4    2.05 %
Time certificates of deposit
  of $100 thousand or more                              1,994        31.4    6.39         1,383       19.9    5.71
Domestic time deposits                                  4,596        53.6    4.73         4,474       49.3    4.37
Foreign time deposits                                   1,068        15.8    6.00           596        7.7    5.14
    Total interest-bearing deposits                    15,965       146.5    3.72        15,233      122.3    3.19
Federal funds purchased and securities
  sold under agreements to repurchase                   7,227       104.6    5.87         6,631       86.0    5.15
Other borrowings                                        1,113        20.2    7.34           915       18.0    7.74
    Total other borrowings                              8,340       124.8    6.06         7,546      104.0    5.47
Notes and debentures                                    2,234        39.8    7.17         1,860       32.4    6.94
    Total interest-bearing liabilities                 26,539       311.1    4.75        24,639      258.7    4.17
Demand deposits                                         4,218                             4,442
Other liabilities                                         406                               382
    Total liabilities                                  31,163                            29,463
Shareholders' equity                                    2,361                             2,199
    Total liabilities and shareholders' equity       $ 33,524                          $ 31,662

Net interest income
  (taxable-equivalent basis)                                      273.2      3.55                    265.9    3.65
Less taxable-equivalent adjustment                                  2.9                                2.5
Net interest income                                           $   270.3                            $ 263.4


CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                                            Three months ended
                                                            September 30, 1994
                                                      ------------------------------
                                                      Average                Average
(in millions)                                         balance    Interest     rate

ASSETS
Loans                                                $ 17,516    $  333.8    7.58 %
Securities
  Available for sale, at fair value                     1,989        32.1    6.44
  Held to maturity                                      8,090       115.5    5.70
Residential mortgages held for sale                       285         5.3    7.44
Short-term investments
  Time deposits in other banks                            346         4.1    4.81
  Federal funds sold and securities
  purchased under agreements to resell                    146         1.8    4.89
Trading account securities                                 23          .2    3.87
    Total interest-earning assets                      28,395       492.8    6.91
Reserve for credit losses                                (595)
Cash and due from banks                                 1,478
Other assets                                            1,701
    Total assets                                     $ 30,979

LIABILITIES
Savings, money market and
  NOW accounts                                       $  8,923        42.3    1.88 %
Time certificates of deposit
  of $100 thousand or more                              1,041        14.1    5.39
Domestic time deposits                                  4,493        46.4    4.09
Foreign time deposits                                     431         4.9    4.50
    Total interest-bearing deposits                    14,888       107.7    2.87
Federal funds purchased and securities
  sold under agreements to repurchase                   6,513        73.6    4.48
Other borrowings                                        1,014        15.3    6.01
    Total other borrowings                              7,527        88.9    4.69
Notes and debentures                                    1,619        27.3    6.72
    Total interest-bearing liabilities                 24,034       223.9    3.70
Demand deposits                                         4,462
Other liabilities                                         349
    Total liabilities                                  28,845
Shareholders' equity                                    2,134
    Total liabilities and shareholders' equity       $ 30,979

Net interest income
  (taxable-equivalent basis)                                        268.9    3.78
Less taxable-equivalent adjustment                                    3.0
Net interest income                                              $  265.9

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

        In addition, an alleged former stockholder of the Corporation who claims to have sold shares of the Corporation's common stock between December 11, 1994 and February 21, 1995 filed a purported class action lawsuit on behalf of himself and all other persons who sold the Corporation's common stock between such dates in the United States District
        Court for the Eastern District of New York against the Corporation. The plaintiff alleges, among other things, that, prior to the execution of the Merger
        Agreement, the Corporation violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by disseminating false information and/or failing to disclose material facts necessary in order not to mislead the investing public and by artificially depressing the market price of the Corporation's common stock as a result of these alleged acts and omissions. In particular, the plaintiff alleges that on December 11, 1994 a newspaper article reported that Mr. Alvord had "stated that a merger for Shawmut was not in the cards and that he would be charting a course for Shawmut as an independent institution." The plaintiff contends that this newspaper article constituted a representation by the Corporation, that such alleged representation was materially false and misleading when made and/or became materially misleading, and that the Corporation had a duty to correct this alleged representation as soon as it believed that the alleged representation was no longer accurate. The plaintiff seeks an order requiring the Corporation to compensate plaintiff and the members of the class for all losses and damages suffered by them as a result of the acts and omissions complained of in the complaint. The plaintiff also seeks an award of the costs and disbursements of the action, including reasonable attorneys', accountants' and experts' fees. The Corporation denies that the newspaper article referred to by the plaintiff contains any such statement by Mr. Alvord and further believes the allegations contained in the complaint are entirely without merit and intends to contest them vigorously. The Corporation has filed a motion to discuss the complaint, which is still pending.

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


Item 5. Other Information

        In June 1995, the Corporation announced its intention to repurchase approximately 9 million shares of common stock issued as a part of its acquisition of Northeast Federal Corp. and expected to be issued upon exercise of employee stock options. Through September 30, 1995, the
        Corporation had repurchased 8.1 million shares of common stock at a cost of $256 million.

        In July 1995, Shawmut New York Corporation
        ("SNYC"), a wholly owned subsidiary of the Corporation formerly known as Northeast Federal
        Corp., redeemed at par plus accumulated but unpaid dividends at a total of $35.2 million of SNYC $8.50
        Cumulative Preferred Stock, Series B (the "Series B
        Preferred Stock"). SNYC has agreed to redeem the remaining 105,000 shares of Series B Preferred
        Stock no later than the tenth day after the consummation of the Merger or December 29, 1995, whichever is earlier.

        In November 1995, SNYC redeemed at par plus accrued and unpaid interest all 9% Uncertificated Sinking
        Fund Debentures due May 8, 2012, having an aggregate principal amount of $48.8 million.
        Northeast Federal Corp. had issued the debentures in 1992.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits required by Item 601 of Regulation S-
             K are listed in the Table of Contents and Form
             10-Q Cross-reference Index on page 2 of this report and are filed herewith or are incorporated herein by reference.

        (b) Reports on Form 8-K - The Corporation filed three reports on Form 8-K during the quarter ended September 30, 1995.

             The report dated July 19, 1995 (Item 7), filed a press release of the Corporation, dated July
             19, 1995, entitled " Shawmut National
             Corporation reports second quarter operating results of $91.1 million, or $.68 per common share."


             The report dated August 17, 1995 (Items 5 and
             7) noted the previously reported pending merger of the Corporation with and into Fleet
             Financial Group, Inc. and filed:

             (1)  Unaudited Pro Forma Combined Financial
                  Information for Fleet Financial Group and
                  Subsidiaries and Shawmut National
                  Corporation and Subsidiaries and Notes
                  thereto.

             (2)  The following unaudited financial
                  statements of Fleet and accompanying
                  notes incorporated by reference from
                  Fleet's quarterly report on Form 10-Q for the quarter ended June 30, 1995 (File No.
                  1-6366):  Consolidated Balance Sheet -
                  June 30, 1995, Consolidated Statement of
                  Income for the three and six months ended
                  June 30, 1995, Consolidated Statement of
                  Cash Flows and Consolidated Statement of
                  Changes in Stockholders' Equity for the
                  six months ended June 30, 1995; Notes to Consolidated Financial Statements (to the extent applicable to the foregoing
                  Financial Statements). (Portions of
                  Fleet's Form 10-Q not specifically
                  incorporated by reference were not
                  required for this current report and were not incorporated by reference.)

             The report dated August 23, 1995 (Items 5 and
             7) noted the previously reported pending merger of the Corporation with and into Fleet
             Financial Group, Inc., reported that a
             detailed divestiture proposal had been
             announced following extensive negotiations with regulators, and filed:

             (1)  Joint Press Release of Fleet Financial
                  Group, Inc. and Shawmut National
                  Corporation, dated August 23, 1995,
                  entitled "Fleet and Shawmut Announce
                  Divestiture Proposal Following
                  Discussions with Regulators -- Plan
                  Guidelines Developed that Foster
                  Competition, Preserve Jobs and Continue
                  Meeting Customer Needs Throughout
                  Region."

             (2)  Joint Press Release of Fleet Financial
                  Group, Inc. and Shawmut National
                  Corporation, dated August 23, 1995,
                  entitled "Fleet and Shawmut Announce
                  Divestiture Proposal Following
                  Discussions with Federal Reserve, U.S.
                  Department of Justice, and Attorney
                  General -- Plan Guidelines Developed that
                  Foster Competition, Preserve Jobs and
                  Continue Meeting Customer Needs
                  Throughout Connecticut."

             (3)  Joint Press Release of Fleet Financial
                  Group, Inc. and Shawmut National
                  Corporation, dated August 23, 1995,
                  entitled "Fleet and Shawmut Announce
                  Divestiture Proposal Following
                  Discussions with Federal Reserve, U.S.
                  Department of Justice, and Attorney
                  General -- Plan Guidelines Developed that
                  Foster Competition, Preserve Jobs and
                  Continue Meeting Customer Needs
                  Throughout Massachusetts."

             (4)  Joint Press Release of Fleet Financial
                  Group, Inc. and Shawmut National
                  Corporation, dated August 23, 1995,
                  entitled "Divestiture Proposal for New
                  Hampshire Announced by Fleet and Shawmut
                  -- Plan Guidelines Developed that Foster
                  Competition, Preserve Jobs and Continue
                  Meeting Customer Needs Throughout New
                  Hampshire."

             (5)  Joint Press Release of Fleet Financial
                  Group, Inc. and Shawmut National
                  Corporation, dated August 23, 1995,
                  entitled "Divestiture Proposal for Rhode
                  Island Announced by Fleet and Shawmut --
                  Plan Guidelines Developed that Foster
                  Competition, Preserve Jobs and Continue
                  Meeting Customer Needs Throughout Rhode
                  Island."

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SHAWMUT NATIONAL CORPORATION
                                     (Registrant)




Date:  November 13, 1995        By  (Joel B. Alvord)
                                    ------------------------
                                     Joel B. Alvord
                                     Chairman and
                                     Chief Executive Officer




Date:  November 13, 1995        By  (Susan E. Lester)
                                    ------------------------
                                     Susan E. Lester
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)